Form 10-Q
period 2019-06-30
Akero Therapeutics, Inc.
filed 2019-08-12
CIK 1744659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-38944

Akero Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5266573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Harbor Way, 3rd Floor

South San Francisco, CA 94080

(650) 487-6488

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AKRO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2019, the registrant had 28,555,379 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•                  the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;

•                  our ability to advance any product candidate into or successfully complete any clinical trial;

•                  our ability or the potential to successfully manufacture our product candidates for clinical trials or for commercial use, if approved;

•                  the potential for our identified research priorities to advance our technologies;

•                  our ability to obtain and maintain regulatory approval, if obtained, of AKR-001 or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

•                  the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;

•                  our ability to commercialize our products in light of the intellectual property rights of others;

•                  the success of competing therapies that are or become available;

•                  our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;

•                  the commercialization of our product candidates, if approved;

•                  our plans to research, develop and commercialize our product candidates;

•                  our ability to attract collaborators with development, regulatory and commercialization expertise;

•                  future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;

•                  the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•                  the rate and degree of market acceptance of our product candidates;

•                  regulatory developments in the United States and foreign countries;

•                  our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•                  our ability to attract and retain key scientific or management personnel;

•                  the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

•                  the impact of laws and regulations; and

•                  our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$162,654	$75,975
Prepaid expenses and other current assets	454	1,156
Total current assets	163,108	77,131
Restricted cash	60	20
Total assets	$163,168	$77,151
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,248	$1,373
Accrued expenses and other current liabilities	1,492	969
Total current liabilities	4,740	2,342
Other liabilities	39	—
Total liabilities	4,779	2,342
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series A and B), $0.0001 par value; no shares authorized, issued and outstanding as of June 30, 2019; 64,730,410 shares authorized, issued and outstanding as of December 31, 2018; aggregate liquidation preference of $0 and $96,358 as of June 30, 2019 and December 31, 2018, respectively	—	124,728
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2019 and 75,000,000 shares authorized as of December 31, 2018; 28,555,379 and 238,986 shares issued and outstanding as of June 30, 2019 and December 31, 2019, respectively	3	—
Additional paid-in capital	257,541	36,646
Accumulated deficit	(99,155)	(86,565)
Total stockholders’ equity (deficit)	158,389	(49,919)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$163,168	$77,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$5,960	$8,420	$10,023	$8,646
General and administrative	1,649	242	3,098	437
Total operating expenses	7,609	8,662	13,121	9,083
Loss from operations	(7,609)	(8,662)	(13,121)	(9,083)
Other income (expense), net:
Change in fair value of anti-dilution right liability	—	(11)	—	(11)
Other income, net	381	—	531	—
Total other income (expense), net	381	(11)	531	(11)
Net loss and comprehensive loss	(7,228)	(8,673)	(12,590)	(9,094)
Accretion of redeemable convertible preferred stock to redemption value	—	(70)	—	(70)
Net loss attributable to common stockholders	$(7,228)	$(8,743)	$(12,590)	$(9,164)
Net loss per share attributable to common stockholders - basic and diluted	$(2.21)	$(94.86)	$(7.29)	$(137.97)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	3,268,390	92,171	1,726,795	66,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	—	$—	$36,646	$(86,565)	$(49,919)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(64,730,410)	(124,728)	21,056,136	2	—	—	124,726	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	—	—	95,452	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	487,933	—	—	—	—	—	—
Exercise of stock options	—	—	159,824	—	—	—	100	—	100
Stock-based compensation expense	—	—	—	—	—	—	617	—	617
Net loss	—	—	—	—	—	—	—	(12,590)	(12,590)
Balances at June 30, 2019	—	$—	28,555,379	$3	—	$—	$257,541	$(99,155)	$158,389
Balances at December 31, 2017	5,000,000	$5,000	226,400	$—	—	$—	$—	$(4,564)	$(4,564)
Repurchase of founders’ stock	—	—	(75,467)	—	75,467	—	—	—	—
Issuance of treasury stock as founders’ stock	—	—	75,467	—	(75,467)	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $216	17,653,333	8,787	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	70	—	—	—	—	—	(70)	(70)
Net loss	—	—	—	—	—	—	—	(9,094)	(9,094)
Balances at June 30, 2018	22,653,333	$13,857	226,400	$—	—	$—	$—	$(13,728)	$(13,728)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,590)	$(9,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	617	—
Shares issued in connection with Amgen Agreement	—	1,353
Acquisition of technology in connection with Amgen Agreement	—	5,000
Issuance date fair-value of anti-dilution liability	—	1,639
Change in fair value of anti-dilution right liability	—	11
Changes in operating assets and liabilities:
Prepaid expenses and other assets	697	15
Accounts payable	317	455
Accrued expenses and other current liabilities	193	32
Net cash used in operating activities	(10,766)	(589)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of technology in connection with Amgen Agreement	—	(5,000)
Net cash used in investing activities	—	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,784
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	97,080	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	300	—
Proceeds from the exercise of stock options	100	—
Net cash provided by financing activities	97,480	14,784
Net increase in cash, cash equivalents and restricted cash	86,714	9,195
Cash and restricted cash at beginning of period	76,000	618
Cash, cash equivalents and restricted cash at end of period	$162,714	$9,813
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of convertible preferred stock into common stock	$124,728	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$70
Issuance date fair value of preferred stock tranche obligation	$—	$7,350
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$1,628	$—
Common stock issued in connection with Amgen Agreement	$—	$1,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.                                      Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly-owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious metabolic diseases. Akero’s initial focus is on nonalcoholic steatohepatitis (“NASH”), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, liver cancer and death. We are developing AKR-001, an analog of fibroblast growth factor 21 (“FGF21”), for NASH and began dosing patients for a Phase 2a clinical trial (BALANCED) of AKR-001 in July 2019.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, ability to secure additional capital to fund operations, completion and success of clinical testing, compliance with governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. AKR-001 will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company after elimination of all intercompany accounts and transactions. All adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods have been presented. The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018, included in the Company’s registration statement on Form S-1 relating to our initial public offering (“IPO”), (File No. 333-231747) dated and filed on May 24, 2019 with the U.S. Securities and Exchange Commission (the “SEC”) as amended (the “Registration Statement”). Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Initial public offering

On June 19, 2019, the Registration Statement became effective. The IPO closed on June 24, 2019 at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,056,136 shares of common stock (see Note 4). In connection with the completion of its IPO in June 2019, the Company amended its certificate of incorporation to authorize the issuance of up to 150,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock designated as undesignated preferred stock.

Reverse stock split

On June 6, 2019, the Company effected a one-for-3.07418 reverse stock split of the Company’s common stock. All common stock, stock options and per share information presented in the unaudited condensed consolidated financial statements have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock are convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split.

Going concern

In accordance with Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including a net loss of $7,228 and $8,673 for the three months ended June 30, 2019 and 2018, respectively and net losses of $12,590 and $9,094 for the six months ended June 30, 2019 and 2018, respectively. In addition, as of June 30, 2019, the Company had an accumulated deficit of $99,155. The Company expects to continue to generate operating losses for the foreseeable future. As of August 12, 2019, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $162,654 as of June 30, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of AKR-001, commercialize AKR-001, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

If the Company is unable to obtain funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2.                                      Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity (deficit) as of June 30, 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2018 are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

Use of estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuations of common stock, preferred stock tranche obligation, anti-dilution right liability and the valuation allowance for deferred tax assets.

Cash and cash equivalents

The Company classifies as cash and cash equivalents amounts on deposit in banks and cash invested temporarily in various instruments, primarily money market accounts, with original maturities of three months or less at the time of purchase. The carrying amounts reported in the condensed consolidated balance sheet represents the fair values of cash and cash equivalents.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Restricted cash

As of December 31, 2018 and June 30, 2019, the Company was required to maintain a separate cash balance of $20 and $40, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash (non-current) on its condensed consolidated balance sheets.

As of December 31, 2018, the Company was required to maintain a separate cash balance of $5 for the benefit of the landlord in connection with the Company’s office space lease in California (the “Lease”), which is classified as other current assets on its condensed consolidated balance sheets. As of June 30, 2019, in connection with the First Amendment to the Lease, the Company was required to maintain a separate cash balance of $20 for the benefit of the landlord in connection with the Lease, which was classified as restricted cash (non-current) on its condensed consolidated balance sheets (see Note 10).

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock equity financings as deferred offering costs until such financings are consummated. As of December 31, 2018, the Company recorded deferred offering costs of $361 in the accompanying condensed consolidated balance sheets. As of June 30, 2019, the Company did not have any deferred offering costs recorded.

Fair value measurements

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities.

•                  Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•                  Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Stock-based compensation

The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s Board of Directors

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Anti-dilution right liability

The Company classified the anti-dilution right under its license agreement with Amgen Inc. (“Amgen”) (see Note 7) as a derivative liability on its condensed consolidated balance sheets as the anti-dilution right represented a freestanding financial instrument that required the Company to transfer equity instruments upon future equity closings. The anti-dilution right liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date.

In November 2018, in connection with the Company’s issuance and sale of Series A Preferred Stock, the Company satisfied its anti-dilution right under the Amgen Agreement (as discussed in Note 7 below).

Classification and accretion of redeemable convertible preferred stock

The Company classified its redeemable convertible preferred stock outside of stockholders’ equity (deficit) because the shares contained certain redemption features that were not solely within the control of the Company. Costs incurred in connection with the issuance of redeemable convertible preferred stock, as well as the recognition of the preferred stock tranche obligation, were recorded as a reduction of gross proceeds from issuance. The net carrying value of redeemable convertible preferred stock were accreted to their redemption values through a charge to additional paid-in capital or accumulated deficit over the period from date of issuance to the earliest date on which the holders could, at their option, elect to redeem their shares. In December 2018, in connection with the Company’s issuance and sale of Series B Preferred Stock, the Company terminated the redemption rights associated with the Series A Preferred Stock that allowed the holders, at their option, to elect to redeem their shares at a specified date. Accordingly, the Company ceased accreting the net carrying value of the Series A redeemable convertible preferred stock to the redemption value.

Emerging growth company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply to private companies. Where allowable, the Company has early adopted certain standards as described below.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today.  ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of completing its review of its existing lease agreements under ASC 842 and does not expect the adoption of ASU 2016-02 to have a material impact on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of non-public entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017-11 is effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In August 2018, the FASB issued No. ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018-13”), which improves the disclosure requirements for fair value measurements. For non-public entities, ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

3.                                      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$563	$304
Accrued external research and development expenses	580	430
Accrued legal and professional fees	66	106
Liability for early exercise of stock options and restricted stock	261	—
Other	22	129
	$1,492	$969

4.                                      Redeemable convertible preferred stock

Upon completion of our IPO on June 24, 2019, all outstanding shares of our redeemable convertible preferred stock were converted into 21,056,136 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of June 30, 2019.

As of December 31, 2018, redeemable convertible preferred stock consisted of the following:

	Preferred stock authorized	Preferred stock issued and outstanding	Carrying value	Liquidation preference	Common stock issuable upon conversion
Series A Preferred Stock	50,858,462	50,858,462	$79,457	$50,858	50,858,462
Series B Preferred Stock	13,871,948	13,871,948	$45,271	$45,500	13,871,948
	64,730,410	64,730,410	$124,728	$96,358	64,730,410

5.                                      Stockholder’s equity (deficit)

Common stock

As of June 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares and 75,000,000 shares of $0.0001 par value common stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the redeemable convertible preferred stock set forth in the Company’s audited annual consolidated financial statements and related notes included in the Registration Statement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, are entitled to elect one director of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through June 30, 2019, no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock (see Note 4). As of June 30, 2019 and December 31, 2018, there were 28,555,379 and 238,986 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	June 30, 2019	December 31, 2018
Conversion of outstanding shares of preferred stock	—	21,056,136
Options outstanding under the 2018 Stock Option and Grant Plan	2,303,982	1,839,913
Options outstanding under the 2019 Stock Option and Incentive Plan	116,526	—
Options available for future grant	2,455,931	1,219,461
2019 Employee Stock Purchase Plan	273,869	—
	5,150,308	24,115,510

Undesignated preferred stock

As of June 30, 2019, the Company’s fourth amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share.  There were no undesignated preferred shares issued or outstanding as of June 30, 2019.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. During the vesting period, the Company has the right to repurchase up to all unvested shares at the amount paid if the relationship between the recipient and the Company ceases. Subject to the continued employment or other business relationship with the Company, all of the restricted common stock becomes fully vested within four years of the date of issuance.

In October 2017, 75,467 shares of restricted common stock were subject to repurchase by the Company when one of the founders terminated his relationship with the Company. The Company repurchased the shares in March 2018 for an immaterial amount and immediately reissued the shares to the remaining founders. In connection with the repurchase and reissuance of the shares, the Company amended the restricted stock agreements with the remaining founders such that the restricted common stock is now subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020.

The Company accounted for the acceleration of vesting under the amended restricted stock agreement as a modification of the original awards and recognized the remaining unvested shares prospectively over the revised vesting period. The total fair value of restricted stock vested during the three and six months ended June 30, 2019 was insignificant.

In April and June 2019, the Company amended certain option grant agreements granted under the Company’s 2018 Stock Option and Grant Plan to allow the holders the right to early exercise unvested options, subject to a repurchase right held by the Company equal to the lesser of the original exercise price per share or the fair value of the shares on the repurchase date. The unvested shares issued as a result of the early exercise are deemed restricted stock pursuant to a restricted stock agreement and a vesting schedule identical to the vesting schedule of the original grant agreement. The proceeds related to unvested restricted common stock are recorded as liabilities until the stock vests, at which point they are reclassified to additional paid-in capital. Common shares issued for the early exercise of options are included in issued and outstanding shares. As of June 30, 2019, there were 487,933 shares of unvested restricted common stock that had been early exercised and were subject to repurchase.

The following table summarizes restricted stock activity since December 31, 2018:

	Number of Shares	Grant-Date Fair Value
Unvested restricted common stock as of December 31, 2018	80,190	$—
Early exercise of unvested stock options	487,933	435
Vested	(28,296)	—
Unvested restricted common stock as of June 30, 2019	539,827	$435

As of June 30, 2019, there were 539,827 shares of unvested restricted common stock consisting of 51,894 shares from unvested restricted common stock awards under restricted stock agreements with the founders and 487,933 shares from the early exercise of stock options.

6.                                      Stock-based awards

2018 Stock option and grant plan

The Company’s 2018 Stock Option and Grant Plan (the “2018 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock awards and other stock-based awards to employees, directors and consultants of the Company. The 2018 Plan was administered by the board of directors or, at the discretion of the board of

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated.

The total number of shares of common stock that could have been issued under the 2018 Plan was 3,071,960 shares, of which 107,635 shares remained available for grant on June 18, 2019, the date that the Company’s 2019 Stock Option and Incentive Plan (the “2019 Plan”) became effective. Upon the effectiveness of the 2019 Plan, the 107,635 remaining shares available under the 2018 Plan were transferred and became available for issuance under the 2019 Plan.  Shares of common stock underlying outstanding awards under the 2018 Plan that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by the Company prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2019 Plan.

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants).  The number of shares initially reserved for issuance under the 2019 Plan is 2,572,457, which includes the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors.

The 2019 Plan is administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or its committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. All incentive options granted to any person possessing more than 10% of the total combined voting power of all classes of shares may not have an exercise price of less than 110% of the fair market value of the common stock on the grant date. Stock options granted to employees, officers, members of the board of directors and consultants will typically vest over a four-year period.

Shares that are expired, terminated, surrendered or canceled under the 2019 Plan without having been fully exercised will be available for future awards.

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected term (in years)	6.07	n/a	6.04	n/a
Volatility	71.20%	n/a	69.80%	n/a
Risk-free interest rate	2.28%	n/a	2.39%	n/a
Dividend yield	0.00%	n/a	0.00%	n/a
Weighted average fair value of common stock	$9.72	n/a	$8.26	n/a

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2018:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average remaining contractual term (years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2018	1,839,913	$0.61	9.74	$10,577
Options granted	1,228,352	$7.61
Options exercised	(647,757)	$0.62
Balance Outstanding, June 30, 2019	2,420,508	$4.17	9.48	$36,271
Exercisable, June 30, 2019	23,691	$4.17	9.42	$352
Vested and expected to vest, June 30, 2019	2,420,508	$4.29	9.48	$36,271

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2019 was $5.41 and $4.85.

Stock-based compensation

The Company did not grant any options as of June 30, 2018 and accordingly did not record any stock-based compensation expense for the three and six months ended June 30, 2018. The Company recorded total stock-based compensation for options granted for the three and six months ended June 30, 2019 of $402 and $617, with $94 and $176 classified as research and development expense and $308 and $441 classified as general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive loss.

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $6,702, which is expected to be recognized over a weighted average period of 3.35 years.

In April and  June 2019, certain option holders early exercised options to purchase 487,933 shares of common stock, at an exercise price of $0.61 per share, for cash proceeds of $300 (See Note 5). Stock-based compensation expense related to these options will continue to be recognized over the requisite service period of the awards based on the grant-date fair value which was determined using the Black-Scholes option-pricing model.

7.                                      Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a treatment for NASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover AKR-001 to third parties.

In exchange for these rights, the Company made an upfront payment of $5,000 and issued 2,653,333 shares of Series A Preferred Stock with a fair value of $1,353 to Amgen. The total consideration transferred to Amgen under the agreement of $6,353 is included within research and development expense in the condensed consolidated statements of operations and comprehensive loss. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred to Amgen as research

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

and development expense in the condensed consolidated statements of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

In addition, under the Amgen Agreement, Amgen was entitled to maintain a 10% ownership interest of the outstanding shares of the Company’s common stock, on a fully diluted and converted basis, through the second closing of the Company’s Series A Preferred Stock financing.  The Company assessed the Amgen anti-dilution right and determined that the right (i) met the definition of a freestanding financial instrument that was not indexed to the Company’s own stock and (ii) met the definition of a derivative and did not qualify for equity classification. The anti-dilution right liability was initially valued at $1,639 which the Company recorded as research and development expense in June 2018. Changes in the fair value of the anti-dilution right liability continued to be recognized until the Company satisfied the obligation which occurred in November 2018. The Company recognized a loss of $11 within other expense in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018, related to the change in fair value of the anti-dilution right liability prior to its extinguishment in November 2018.

In November 2018, in connection with the second closing of the Company’s Series A Preferred Stock financing, the Company issued 3,205,128 shares of Series A Preferred Stock to Amgen for a total value of $7,404 satisfying its anti-dilution obligation under the Amgen Agreement. The Company reclassified the carrying value of the anti-dilution right liability, equal to the then current fair value of $7,404, to the carrying value of the Series A Preferred Stock.

During the three and six months ended June 30, 2018, the Company recorded research and development expense of $7,992 in connection with the Amgen Agreement, including the upfront cash payment of $5,000, the fair value of $1,353 of shares of Series A Preferred Stock issued to Amgen, the fair value of $1,639 for the issuance of the anti-dilution right liability. During the three and six months ended June 30, 2019, the Company did not record any research and development expense in connection with the Amgen Agreement.

8.                                      Income taxes

During the three and six months ended June 30, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items.  All of the Company’s operating losses since inception have been generated in the United States..

9.                                      Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(7,228)	$(8,673)	$(12,590)	$(9,094)
Accretion of redeemable convertible preferred stock to redemption value	—	(70)	—	(70)
Net loss attributable to common stockholders, basic and diluted	$(7,228)	$(8,743)	$(12,590)	$(9,164)
Denominator:
Weighted average common shares outstanding, basic and diluted	3,268,390	92,171	1,726,795	66,422
Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(94.86)	$(7.29)	$(137.97)

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The Company excluded 56,765 shares and 134,229 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended June 30, 2019 and 2018, respectively, because those shares had not vested. The Company excluded 63,801 shares and 159,878 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the six months ended June 30, 2019 and 2018, respectively, because those shares had not vested.

The Company’s potentially dilutive securities, which include stock options, unvested restricted common stock and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and six months ended June 30,
	2019	2018
Options to purchase common stock	2,420,508	—
Unvested restricted stock	539,827	108,486
Redeemable convertible preferred stock (as converted to common stock)	—	7,368,894
Total	2,960,335	7,477,380

10.                               Commitments and contingencies

Lease agreements

The Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts on August 15, 2018, with Atlas Venture Life Science Advisors, LLC, a related party (See Note 11). The agreement commenced on August 15, 2018 and continues for an initial 9-month period after which the agreement becomes cancelable by either party upon 60 days written notice. Monthly lease payments include base rent for the office space of approximately $12 annually and non-rent shared tenant occupancy costs.

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. The First Amendment lease expires in March 2021. Monthly lease payments to be paid under the amended agreement total $19 which are subject to a 3% annual increase beginning in October 2019 and continuing for each successive year until the lease has expired or been terminated. The Company provided a security deposit of approximately $20, which is included as a component of restricted cash on the Company’s condensed consolidated balance sheet as of June 30, 2019.

The Company recognizes rent expense on a straight-line basis over the respective lease periods and has recorded rent expense of $89 and $138 for the three and six months ended June 30, 2019, respectively.

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2019, the Company had non-cancelable purchase commitments under these agreements totaling $5,172.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to such legal proceedings.

11.                               Related party transactions

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors, LLC (“Atlas”), a significant investor in the Company, has served on the Company’s board of directors since 2018. In August 2018, the Company entered into a use and occupancy agreement for office space with Atlas in Cambridge, Massachusetts. The agreement commenced on August 15, 2018 and continues for an initial 9-month period after which the agreement becomes cancelable by either party upon 60 days written notice. Base rent for the office space is approximately $12 annually (See Note 10). As of June 30, 2019, in association with the use and occupancy agreement, the Company owed $8 to Atlas, which was recorded in accrued expenses in the condensed consolidated balance sheets.

12.                               Subsequent events

The Company evaluated subsequent events through August 12, 2019, the date on which these financial statements were issued.

On July 2, 2019 the Company announced the dosing of the first patient in its Phase 2a clinical trial of AKR-001, which resulted in a $2,500 milestone obligation under the Amgen Agreement.  The Company will recognize this obligation as research and development expense in its financial statements for the three months ended September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related footnotes included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or the SEC, dated June 19, 2019, or the Prospectus.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need. Our initial focus is nonalcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, liver cancer and death. NASH is a leading cause for liver transplantation. Our lead product candidate, AKR-001, which we are developing as a potential treatment for patients with NASH, is an analog of fibroblast growth factor 21, or FGF21. FGF21 is an endogenously-expressed hormone that regulates metabolism of lipids, carbohydrates and proteins throughout the body. FGF21 also plays a critical role in protecting many types of cells from various forms of stress. FGF21 analogs have shown evidence of therapeutic benefit in clinical trials of patients with NASH, many of whom are dyslipidemic and insulin resistant. In previous clinical trials in patients with type 2 diabetes, or T2D, administration of AKR-001 was associated with substantial improvements in lipid metabolism and insulin sensitivity. We believe these data demonstrate AKR-001’s potential to serve as a cornerstone for the treatment of NASH. On May 24, 2019, the U.S. Food and Drug Administration, or FDA, Division of Gastroenterology and Inborn Errors Products cleared our Investigational New Drug application, or IND, to conduct a Phase 2a clinical trial evaluating AKR-001 in the treatment of NASH patients. We began screening patients for our Phase 2a clinical trial (BALANCED) on May 28, 2019 and dosed our first patient on July 2, 2019. We expect to complete collection of data for the primary endpoint of our Phase 2a clinical trial in the first quarter of 2020, and we expect to complete repeat liver biopsies and all collection of data for the clinical trial in the second quarter of 2020.

We were incorporated in January 2017 and received initial seed funding in the amount of $5.0 million from Apple Tree Partners. Since our inception, we have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to AKR-001, research and development activities for AKR-001, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock and the initial public offering of our common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of AKR-001 and any future product candidates. Our net losses were $12.6 million and $81.7 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti-dilution right liability. As of June 30, 2019, we had an accumulated deficit of $99.2 million. We expect to continue to incur significant expenses for at least the next several years as we advance AKR-001 through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of June 30, 2019, we had cash and cash equivalents of $162.7 million, which we believe will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

Financial operations overview

Collaboration and grant revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for AKR-001 or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of AKR-001, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

•                  employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;

•                  expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials; contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;

•                  the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;

•                  costs related to compliance with quality and regulatory requirements; and

•                  payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Product candidates in later stages of clinical development, such as AKR-001, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of AKR-001 and any future product candidates.

Our clinical development costs may vary significantly based on factors such as:

•                  per patient trial costs;

•                  the number of trials required for approval;

•                  the number of sites included in the trials;

•                  the countries in which the trials are conducted;

•                  the length of time required to enroll eligible patients;

•                  the number of patients that participate in the trials;

•                  the number of doses that patients receive;

•                  the drop-out or discontinuation rates of patients enrolled in clinical trials;

•                  potential additional safety monitoring requested by regulatory agencies;

•                  the duration of patient participation in the trials and follow-up;

•                  the cost and timing of manufacturing our product candidates;

•                  the phase of development of our product candidates; and

•                  the efficacy and safety profile of our product candidates.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•                  the timing and progress of nonclinical and clinical development activities;

•                  the number and scope of nonclinical and clinical programs we decide to pursue;

•                  the ability to raise necessary additional funds;

•                  the progress of the development efforts of parties with whom we may enter into collaboration arrangements;

•                  our ability to maintain our current development program and to establish new ones;

•                  our ability to establish new licensing or collaboration arrangements;

•                  the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;

•                  the receipt and related terms of regulatory approvals from applicable regulatory authorities;

•                  the availability of drug substance and drug product for use in production of our product candidate;

•                  establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;

•                  our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•                  our ability to protect our rights in our intellectual property portfolio;

•                  the commercialization of our product candidate, if and when approved;

•                  obtaining and maintaining third-party insurance coverage and adequate reimbursement;

•                  the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;

•                  competition with other products; and

•                  a continued acceptable safety profile of our therapies following approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with the development of that product candidate. We may never succeed in obtaining regulatory approval for any of our product candidates.

General and administrative expenses

General and administrative expenses consist primarily of salaries and related costs for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of AKR-001 and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, tax, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with maintaining compliance with exchange listing and SEC requirements.

Other income (expense)

Other income consists primarily of interest income earned on our cash and cash equivalents.

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$5,960	$8,420	$(2,460)	(29)%
General and administrative	1,649	242	1,407	581%
Total operating expenses	7,609	8,662	(1,053)	(12)%
Loss from operations	(7,609)	(8,662)	1,053	(12)%
Change in fair value of anti-dilution right liability	—	(11)	11	*
Other income, net	381	—	381	*
Net loss and comprehensive loss	$(7,228)	$(8,673)	$1,445	17%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$5,166	$8,187	$(3,021)	(37)%
Personnel and related costs	794	233	561	241%
Total research and development expenses	$5,960	$8,420	$(2,460)	(29)%

Research and development expenses were $6.0 million for the three months ended June 30, 2019, compared to $8.4 million for the three months ended June 30, 2018. Direct costs related to our AKR-001 program increased $5.0 million during the 2019 period due to third-party contract manufacturing and external CRO costs associated with our ongoing Phase 2a clinical trial, and the 2019 period did not include $8.0 million in one-time cash and non-cash charges associated with the Amgen license that were incurred during the 2018 period.  Personnel and related costs increased $0.6 million related to the hiring of personnel in our research and development department.

General and administrative expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2019 compared to $0.2 million for the three months ended June 30, 2018. Increased personnel costs accounted for $0.9 million of the increase, primarily due to hiring of additional personnel in our general and administrative functions, related to becoming a public company. Legal, accounting and other professional service fees increased $0.5 million, also related to becoming a public company.

Other income, net

Other income, net is comprised primarily of interest income from our money market mutual fund investment accounts which was $0.4 million during the three months ended June 30, 2019. We did not record interest income for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$10,023	$8,646	$1,377	16%
General and administrative	3,098	437	2,661	609%
Total operating expenses	13,121	9,083	4,038	44%
Loss from operations	(13,121)	(9,083)	(4,038)	(44)%
Change in fair value of anti-dilution right liability	—	(11)	11	*
Other income, net	531	—	531	*
Net loss and comprehensive loss	$(12,590)	$(9,094)	$(3,496)	(38)%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$8,704	$8,265	$439	5%
Personnel and related costs	1,319	381	938	246%
Total research and development expenses	$10,023	$8,646	$1,377	16%

Research and development expenses were $10.0 million for the six months ended June 30, 2019, compared to $8.6 million for the six months ended June 30, 2018. Direct costs related to our AKR-001 program increased $8.4 million during the 2019 period due to third-party contract manufacturing and external CRO costs associated with our ongoing Phase 2a clinical trial, and the 2019 period did not include $8.0 million in one-time cash and non-cash charges associated with the Amgen license that were incurred during the 2018 period.  Personnel and related costs increased $0.9 million related to the hiring of personnel in our research and development department.

General and administrative expenses

General and administrative expenses were $3.1 million for the six months ended June 30, 2019 compared to $0.4 million for the six months ended June 30, 2018. Increased personnel costs accounted for $1.5 million of the increase, primarily due to hiring of additional personnel in our general and administrative functions, related to becoming a public company. Legal, accounting and other professional service fees increased $1.2 million, also related to becoming a public company.

Other income, net

Other income, net is comprised primarily of interest income from our money market mutual fund investment accounts which was $0.5 million during the six months ended June 30, 2019. We did not record interest income for the six months ended June 30, 2018.

Liquidity and capital resources

From our inception through June 30, 2019, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and common stock in our initial public offering. Through June 30, 2019, we had received gross proceeds of $196.3 million from sales of our redeemable convertible preferred stock and the initial public offering of our common stock. As of June 30, 2019, we had cash and cash equivalents of $162.7 million. We have invested our cash equivalents in liquid money market accounts.

On June 24, 2019, we completed an IPO, at which time we issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. We received $98.4 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2.9 million

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(unaudited, in thousands)
Net cash used in operating activities	$(10,766)	$(589)
Net cash used in investing activities	—	(5,000)
Net cash provided by financing activities	97,480	14,784
Net increase in cash, cash equivalents and restricted cash	$86,714	$9,195

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2019 was $10.8 million, consisting of a net loss of $12.6 million, which was partially offset by non-cash charges of $0.6 million for stock-based compensation expense.  The change in operating assets and liabilities was primarily due to a reduction in prepaid expenses and other assets and an increase in accounts payable of $0.3 million, both of which are related to the timing of payments and prepayments to our CRO vendors.

Cash used in operating activities for the six months ended June 30, 2018 was $0.6 million, consisting of a net loss of $9.1 million, which was partially offset by non-cash charges of $1.4 million for the issuance of Series A preferred stock to Amgen, $5.0 million consisting of licensing fees related to the acquisition of technology under the Amgen Agreement and $1.6 million for the establishment of the Series A preferred stock tranche obligation. The change in operating assets and liabilities was primarily due to a $0.5 million increase in accounts payable related to increased research and development activities.

Cash flows from investing activities

There were no cash flows from investing activities during the six months ended June 30, 2019.

Cash used in investing activities during the six months ended June 30, 2018 was $5.0 million, consisting of licensing fees related to the acquisition of technology under the Amgen Agreement.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2019 was $97.5 million, consisting of $98.4 million of IPO proceeds, net of underwriting discounts and commissions, offset by $2.9 million of related offering costs of which $1.6 million have not yet been paid and $0.4 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2018 was $14.8 million, related to our Series A financing that closed in June 2018.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, with the closing of our initial public offering, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities.  The timing and amount of our operating expenditures will depend largely on:

•                  the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop;

•                  our ability to maintain our license to AKR-001 from Amgen;

•                  the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies or trials that had previously been agreed to;

•                  the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•                  the effect of competing technological and market developments;

•                  market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

•                  the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•                  the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial scale manufacturing;

•                  the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and

•                  our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We believe that our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect.

We expect that we will require additional funding to complete the clinical development of AKR-001, commercialize AKR-001, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for AKR-001 or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize AKR-001 ourselves.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due by period
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(in thousands)
Third-party contract research and manufacturing commitments (1)	$5,172	$5,172	$—	$—	$—
Operating lease commitments (2)	547	309	238	—	—
Total contractual obligations	$5,719	$5,481	$238	$—	$—

(1)    Amounts reflect the non-cancelable purchase commitments under agreements with our external CROs, which we have engaged to manufacture clinical development materials and to conduct clinical development activities and clinical trials.

(2)    Amounts reflect minimum payments due under our two operating leases for office space in Cambridge, Massachusetts and South San Francisco, California. The lease in Cambridge expired in May 2019 after which the agreement became cancelable by either party upon a 60-day written notice. The lease in South San Francisco was originally due to expire in April 2019 with the option to renew on a month to month basis thereafter. In March 2019, we amended our lease agreement associated with our office space in South San Francisco, California, extended the term of the lease to March 2021 and expanded the square footage of the existing leased office space.

Apart from the contracts with payment commitments that we have reflected in the table, we have entered into other contracts in the normal course of business with certain CROs, CMOs, and other third parties for nonclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice and, as a result, are not included in the table of contractual obligations and commitments above. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

In addition, under the Amgen Agreement, we are required to make milestone payments and pay royalties based upon specified milestones. We have not included any such contingent payment obligations in the table above as the amount, timing and likelihood of such payments are not known. Such contingent payment obligations are described below.

Under the Amgen Agreement, we are obligated to make aggregate milestone payments of up to $40.0 million upon the achievement of specified clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. The Company recognized a $2.5 clinical milestone to Amgen on July 2, 2019 related to the dosing of the first patient in our Phase 2a clinical study of AKR-001. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Prospectus, the notes to our audited financial statements appearing in the Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through June 30, 2019 from those discussed in our Prospectus.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash and cash equivalents of $162.7 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. As of June 30, 2019, we had no outstanding debt and are therefore not exposed to interest rate risk with respect to debt. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2018 and June 30, 2019, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

All of our employees and our operations are currently located in the United States. From time to time we engage in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated, and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk. While we have not engaged in the hedging of our foreign currency transactions to date, we are evaluating the costs and benefits of initiating such a program and may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operation and our risk grows.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and June 30, 2018.

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition or results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks related to our business, financial position, and need for additional capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the period from our inception through December 31, 2017 and the year ended December 31, 2018, we reported net losses of $4.6 million and $81.7 million, respectively. For the six months ended June 30, 2019, we reported a net loss of $12.6 million.  The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti- dilution right liability. As of June 30, 2019, we had an accumulated deficit of $99.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

•                  conduct larger scale clinical trials for our product candidate, AKR-001, and any future product candidates;

•                  discover and develop new product candidates, and conduct nonclinical studies and clinical trials;

•                  manufacture, or have manufactured, clinical and commercial supplies of our product candidates;

•                  seek regulatory approvals for our product candidate or any future product candidates;

•                  commercialize AKR-001 or any future product candidates, if approved;

•                  attempt to transition from a company with a development focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;

•                  hire additional clinical, scientific, and management personnel;

•                  add operational, financial, and management information systems and personnel;

•                  identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and

•                  incur additional costs associated with operating as a public company.

Even if we succeed in commercializing AKR-001 or any future product candidates, we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.

We are a clinical-stage biotechnology company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and product candidate, AKR-001, and conducting nonclinical studies of AKR-001. We have not yet demonstrated our ability to conduct or complete clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology product development is highly speculative because it entails substantial upfront expenditures in contract research organizations and contract manufacturing organizations and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Though AKR-001 is currently in Phase 2a clinical development, we do not expect to receive revenue from AKR-001 for a number of years, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until AKR-001, or any future product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our ability to generate future product revenue from AKR-001 or any future product candidates also depends on a number of additional factors, including our, or our current and future collaborators’, ability to:

•                  successfully complete nonclinical studies and clinical trials for AKR-001 and any future product candidates;

•                  seek and obtain marketing approvals for any product candidates that complete clinical development;

•                  establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;

•                  launch and commercialize any product candidates for which we obtain marketing approval, and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;

•                  demonstrate the necessary safety data post-approval to ensure continued regulatory approval;

•                  obtain coverage and adequate product reimbursement from third-party payors, including government payors;

•                  achieve market acceptance for any approved products;

•                  address any competing technological and market developments;

•                  maintain our rights under our existing license agreement with Amgen Inc., or Amgen, and any similar agreements we may enter into in the future;

•                  negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter in the future and performing our obligations in such collaborations;

•                  establish, maintain, protect and enforce our intellectual property rights; and

•                  attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that our product candidate may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory authorities, to perform nonclinical studies or clinical trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing any approved product.

If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company also could cause you to lose all or part of your investment.

We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance AKR-001 into later-stage clinical development.

As of June 30, 2019, we had $162.7 million of cash and cash equivalents, which includes proceeds from our IPO of $98.4 million, net of underwriting discounts and commissions. We believe that our cash and cash equivalents will fund our projected operating requirements through 2022. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•                  the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop;

•                  our ability to maintain our license to AKR-001 from Amgen;

•                  the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;

•                  the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;

•                  the effect of competing technological and market developments;

•                  market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;

•                  the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;

•                  the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial scale manufacturing;

•                  the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and

•                  our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we could be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or any future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

We are heavily dependent on the success of AKR-001, our only product candidate.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to AKR-001, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of AKR-001. We cannot be certain that AKR-001 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of AKR-001 or if AKR-001 does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of AKR-001 is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for AKR-001 in the United States, Europe, Japan or other jurisdictions will prevent us from commercializing and marketing AKR-001 in such jurisdictions.

Further, all clinical development of AKR-001 to date has been conducted in patients with type 2 diabetes, or T2D. While we believe that the data from clinical trials of AKR-001 in patients with T2D support development of AKR-001 for the treatment of patients with nonalcoholic steatohepatitis, or NASH, there is currently no available clinical data regarding the safety or efficacy of AKR-001 in patients with NASH. In addition, we did not control the majority of the nonclinical development or any of the clinical development thus far of AKR-001, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of AKR-001, and have correctly collected and interpreted the data from these studies and trials. Our future clinical trials may not be able to replicate the results from Amgen’s clinical trials. To the extent any of foregoing has not occurred, our expected development time and development costs for AKR-001 may be increased.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for AKR-001, any approval might contain significant limitations related to use, including limitations on the stage of disease AKR-001 is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for AKR-001, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs otherwise. If we, or any future collaborators, are unable to successfully commercialize AKR-001, we may not be able to generate sufficient revenue to continue our business.

We may be required to make significant payments under our license agreement for AKR-001.

We acquired worldwide, exclusive rights to AKR-001 pursuant to our license agreement with Amgen, which we refer to as the Amgen Agreement. Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $5.0 million to Amgen and also issued 2,653,333 shares of our Series A convertible preferred stock to Amgen at the time of the initial closing of our Series A Preferred Stock financing in June 2018, with a subsequent 3,205,128 shares of our Series A convertible preferred stock issued at the time of the second closing of the Series A Preferred Stock financing in November 2018. As additional consideration for the license, we are required to pay Amgen aggregate milestone payments of up to $40.0 million upon the achievement of specified clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones. On July 2, 2019, we announced the dosing of the first patient in our Phase 2a clinical study of AKR-001, which resulted in a $2.5 million milestone obligation under the Amgen Agreement.   Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

If we are not successful in discovering, developing, receiving regulatory approval for and commercializing AKR-001 and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although we plan to devote a majority of our resources to the continued nonclinical and clinical testing and potential approval of AKR-001 for the treatment of patients with NASH, another key element of our strategy is to discover, develop and commercialize a portfolio of products. We are seeking to do so through our internal discovery programs, but our resources are limited, and those that we have are geared towards nonclinical and clinical testing and seeking regulatory approval of AKR-001 for the treatment of patients with NASH. We may also explore strategic collaborations for the development or acquisition of new product candidates, but we may not be successful in entering into such relationships. AKR-001 is our only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

•                  the research methodology used may not be successful in identifying potential product candidates;

•                  competitors may develop alternatives that render our product candidates obsolete;

•                  product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•                  a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•                  a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;

•                  an approved product may not be accepted as safe and effective by trial participants, the medical community or third-party payors; and

•                  intellectual property or other proprietary rights of third parties for product candidates we develop may potentially block our entry into certain markets or make such entry economically impracticable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. AKR-001 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. We have no experience in conducting the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. Because we have no experience designing clinical trials, we may be unable to design and execute a clinical trial to support regulatory approval. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects. Further, these risks may be elevated with respect to AKR-001 since all clinical development to date has been conducted in patients with T2D, rather than NASH.

From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our products.

To date, we have not manufactured a product candidate as a company. While we received a supply of AKR-001 drug substance from Amgen that we believe will be sufficient for use in our Phase 2a clinical trial, we have contracted with a third-party manufacturer to make new drug substance to support future clinical trials and for commercial sale, if approved. Our contract manufacturer may not be able to adopt, adapt or scale up the manufacturing process as practiced by Amgen in a timely manner to support our future clinical trials. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

•                  the manufacturing process is susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;

•                  the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest and numerous other factors; and

•                  any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

The manufacture of our product candidate requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated process needed for pivotal clinical studies and commercial launch. These problems include failure to meet target production costs and yields, sub-par quality control testing, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidate or any future product candidates will not occur in the future.

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or filled drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

In addition, we plan to develop a new drug product formulation for late stage clinical trials and commercialization. Our current drug product is an Amgen early-stage platform formulation, which is stored as a frozen liquid and is therefore not well-suited to larger clinical trials or commercialization. We plan to enter into a contract with a formulation development company to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, we plan to select one approach to progress for use in subsequent Phase 2b clinical development. We also plan to begin development of a pen-type autoinjector for the new drug product formulation. There is no assurance that we will be successful in developing a new drug product formulation or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for AKR-001. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and autoinjector, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of AKR-001, if approved.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of June 30, 2019, we had ten full-time employees. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to effectively exploit acquired technologies, failure to successfully integrate the acquired business or realize expected synergies or the loss of key employees from either our business or the acquired businesses.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Market. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, or Section 404, including an assessment of the design of our information systems associated with our internal controls.

During the course of our review and testing of our internal control for the purpose of providing the reports required by these rules, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we fail to remediate our existing material weakness in our internal control over financial reporting or if new material weaknesses are identified or arise in the future, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to timely file accurate quarterly and annual reports with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from The Nasdaq Global Select Market or other adverse consequences. We will incur significant costs to remediate any material weaknesses we identify through these efforts. The increased costs will increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act and rules adopted by the SEC and The Nasdaq Global Market, would likely result in increased costs to us as we respond to their requirements, which may adversely affect our operating results and financial condition.

We have identified a material weakness in our internal control over financial reporting. If we do not remediate the material weakness in our internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the period January 24, 2017 (inception) through December 31, 2017 and the year ended December 31, 2018, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to the lack of segregation of duties. As of June 30, 2019, this material weakness remains unremediated.

While we have established certain procedures and control over our financial reporting processes, we cannot assure you that these efforts will remediate our material weakness and significant deficiencies in a timely manner, or at all, or prevent restatements of our consolidated financial statements in the future. If we are unable to successfully remediate our material weakness, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our stock may decline as a result. Upon becoming a public company, we are now required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm.

We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management; hiring qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel; and planning to implement certain accounting systems to automate manual processes, such as tracking and accounting for stock-based awards.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We expect to incur additional costs to remediate these control deficiencies, though there can be no assurance that our efforts will be successful or avoid potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

When we lose our status as an ‘‘emerging growth company,’’ as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an ‘‘emerging growth company’’ for up to five years from the closing of our initial public offering. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific advisors for our business success. We do not maintain ‘‘key person’’ insurance for any of our key personnel. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the expertise of our scientific advisors in the NASH field. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidate or any future product candidates.

There is intense competition for qualified personnel, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidate or any future product candidates. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered, and in Cambridge, Massachusetts, where we have a second office. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We cannot ensure that our compliance controls, policies, and procedures will in every instance protect us from acts committed by our employees, agents, contractors, or collaborators that would violate the law or regulation, including, without limitation, healthcare, employment, foreign corrupt practices, environmental, competition, and patient privacy and other privacy laws and regulations. Such improper actions could subject us to civil or criminal investigations, and monetary and injunctive penalties, and could adversely impact our ability to conduct business, operating results, and reputation.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws enforced by the FDA and other similar foreign regulatory bodies, fails to provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, fails to comply with manufacturing standards we have established, fails to comply with healthcare fraud and abuse laws in the United States and similar foreign laws, or fails to report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws are also likely to increase. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations.

We may develop AKR-001, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We may develop AKR-001 and future product candidates in combination with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate AKR-001 or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell AKR-001 or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with AKR-001 or any other product candidate we develop, we may be unable to obtain approval of or market AKR-001 or any other product candidate we develop.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH and significant competition for recruiting such patients in clinical trials.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in our Phase 2a clinical trial and subsequent clinical trials. We have engaged Summit Research Network, a third party investigator, to assist with patient enrollment for our Phase 2a clinical trial; however, there can be no assurance that we will be able to maintain our relationships with this third party or that this third party will be successful in helping us identify patients.

Factors that may generally affect patient enrollment include:

•                  the size and nature of the patient population;

•                  the number and location of clinical sites we enroll;

•                  competition with other companies for clinical sites or patients;

•                  the eligibility and exclusion criteria for the trial;

•                  the design of the clinical trial;

•                  inability to obtain and maintain patient consents;

•                  risk that enrolled participants will drop out before completion; and

•                  competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

In addition, if any significant adverse events or other side effects are observed in any of our future clinical trials, it may make it more difficult for us to recruit patients to our clinical trials and patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays, which would increase our costs and have an adverse effect on our company.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Inc., Allergan plc, AstraZeneca PLC/MedImmune LLC, Bayer AG, Bristol-Myers Squibb Company, Eisai, Inc., Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Amgen, Cirius Therapeutics, Inc., Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MannKind Corporation, MediciNova, Inc., Metacrine, Inc., Nalpropion Pharmaceuticals, Inc., NGM Biopharmaceuticals, Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., Vivus, Inc. and Zafgen, Inc., are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

Our competitors may obtain regulatory approval of their products more rapidly than we do or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our product candidate or any future product candidates. Our competitors may also develop drugs that are more effective, more convenient, more widely used and less costly or have a better safety profile than our products and these competitors may also be more successful than we are in manufacturing and marketing their products. If we are unable to compete effectively against these companies, then we may not be able to commercialize our product candidate or any future product candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenue. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

Comprehensive tax reform legislation could adversely affect our business and financial condition.

The ‘‘Tax Cuts and Jobs Act,’’ or the Tax Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, includes a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and an elimination of net operating loss carrybacks, in each case, for losses generated after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as ‘‘orphan drugs’’). We continue to examine the impact this tax reform legislation may have on our business. We urge investors to consult with their legal and tax advisers regarding the implications of the Tax Act on an investment in our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2018, we had federal and state net operating loss, or NOL, carryforwards of $10.6 million and $10.6 million, respectively, and federal and state research and development tax credit carryforwards of $0.2 million and $0.1 million, respectively. If not utilized, such NOL carryforwards (other than any federal NOL carryforwards arising in taxable years ending after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2032, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, NOL carryforwards generated in tax years ending after December 31, 2017 are not subject to expiration. However, utilization of NOL carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such NOL carryforwards. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of the IPO and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

We use and generate materials that may expose us to material liability.

Our research programs involve the use of hazardous materials and chemicals, which are currently only handled by third parties. We are subject to foreign, federal, state and local environmental and health and safety laws and regulations governing, among other matters, the use, manufacture, handling, storage and disposal of hazardous materials and waste products. We may incur significant costs to comply with these current or future environmental and health and safety laws and regulations. In addition, we cannot completely eliminate the risk of contamination or injury from hazardous materials and may incur material liability as a result of such contamination or injury. In the event of an accident, an injured party may seek to hold us liable for any damages that result. Any liability could exceed the limits or fall outside the coverage of our workers’ compensation, property and business interruption insurance and we may not be able to maintain insurance on acceptable terms, if at all. We currently carry no insurance specifically covering environmental claims.

Risks related to government regulation

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for AKR-001 or any future product candidate would substantially harm our business.

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. For example, the FDA recently published draft guidance regarding NASH clinical development on which we relied, in part, in designing our Phase 2a clinical trial of AKR-001 in that indication. However, this guidance is not yet final and is subject to change, and the FDA or comparable foreign regulatory authorities may adopt new or contradictory guidance in the future.

AKR-001 or our future product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

•                  disagreement with the design or implementation of our clinical trials;

•                  failure to demonstrate that a product candidate is safe and effective for its proposed indication;

•                  failure of clinical trials to meet the level of statistical significance required for approval;

•                  failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•                  disagreement with our interpretation of data from nonclinical studies or clinical trials;

•                  the insufficiency of data collected from clinical trials of our product candidate or any future product candidates to obtain regulatory approval;

•                  failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or

•                  changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve any of our product candidate or any future product candidates for fewer or more limited indications than we request, may require labeling or a Risk Evaluation Mitigation Strategy, or REMS, that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Failures or delays in the commencement or completion of, or ambiguous or negative results from, our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

We do not know whether our Phase 2a clinical trial or any of our planned clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•                  the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our investigational new drug, or IND;

•                  delays in filing or receiving allowance of additional IND applications that may be required;

•                  lack of adequate funding to continue our clinical trials and nonclinical studies;

•                  negative results from our ongoing nonclinical studies;

•                  delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;

•                  inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;

•                  difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;

•                  challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;

•                  severe or unexpected drug-related side effects experienced by subjects in a clinical trial;

•                  we may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;

•                  delays in validating, or inability to validate, any endpoints utilized in a clinical trial;

•                  the FDA or comparable foreign regulatory authorities may disagree with our clinical study design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials; and

•                  difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board, or DSMB, overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others;

•                  failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;

•                  inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;

•                  unforeseen safety issues or safety signals, including any that could be identified in our ongoing nonclinical studies or clinical trials, adverse side effects or lack of effectiveness;

•                  changes in government regulations or administrative actions;

•                  problems with clinical supply materials; and

•                  lack of adequate funding to continue clinical trials.

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as changes to the formulation, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We have no experience in conducting clinical trials and have never obtained approval for any product candidates, and may be unable to do so successfully.

As a company, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

The advancement of healthcare reform may negatively impact our ability to profitably sell our product candidate or any future product candidates, if approved.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidate or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Some of the provisions of the Affordable Care Act have yet to be implemented, and there have been judicial, congressional, and executive branch challenges to certain aspects of the Affordable Care Act. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. One Executive Order directs federal agencies with authorities and responsibilities under the Affordable Care Act to waive, defer, grant exemptions from, or delay the implementation of any provision of the Affordable Care Act that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the Affordable Care Act. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in Affordable Care Act risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the Affordable Care Act marketplace, providers, and potentially our business, are not yet known.

Congress has also considered legislation that would repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the Affordable Care Act have been signed into law. The Tax Act included a provision which repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain Affordable Care Act-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Bipartisan Budget Act of 2018, or the BBA, among other things, amended the Affordable Care Act, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, the Centers for Medicare and Medicaid Services, or CMS, published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Moreover, CMS issued a final rule in 2018 that will give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the Affordable Care Act for plans sold through such marketplaces. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the Affordable Care Act are invalid as well. While the Texas District Court Judge, as well as the Trump Administration and CMS, have stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the Affordable Care Act will impact the Affordable Care Act and our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2027 under the BBA. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contained further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019, and in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. On January 31, 2019, the HHS Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. Although a number of these, and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private third-party payors.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, and if approved, market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•                  the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid;

•                  federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things knowingly presenting, or causing to be presented, to the federal government or a government contractor, grantee, or other recipient of federal funds, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;

•                  HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•                  the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members; and

•                  analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, that person or entity may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Failure to comply with health and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The state of California, for example, recently adopted the CCPA, which will come into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation (“GDPR”) (discussed below in the European Data Collection subsection). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations, including the EU GDPR and other EU data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available procedures. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

Clinical development is uncertain and our clinical trials for AKR-001 and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

We cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for preclinical and clinical studies. For therapeutic applications, the FDA may require additional extensive preclinical and other studies. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical testing and studies will ultimately support the further development of our programs As a result, there is no assurance that we will be able to submit INDs or similar applications on the timelines we expect, if at all, and we cannot be sure that submission of an IND or similar applications will result in the FDA or other regulatory authorities allowing a clinical trial design to begin.

Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for AKR-001 or any of our future product candidates, we will have tested them in only a small number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. There have been other products that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of products from the market, and any of our product candidates may be subject to similar risks. Additionally, we may be required to conduct additional nonclinical and clinical trials, require additional warnings on the label of our product, reformulate our product or make changes, create a medication guide outlining the risks of such side effects for distribution to patients and obtain new approvals for our and our suppliers’ manufacturing facilities for AKR-001 and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Even if our current product candidate or any future product candidates receive regulatory approval, they will remain subject to extensive regulatory scrutiny and may still face future development and regulatory difficulties.

Even if we obtained regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. For example, if AKR-001 is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (Subpart E regulations), we will be required to conduct additional confirmatory clinical trials demonstrating the clinical benefit on the ultimate outcome of NASH. Further, even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

The FDA and comparable foreign regulatory authorities will continue to closely monitor the safety profile of any product even after approval. If the FDA or comparable foreign regulatory authorities become aware of new safety information after approval of our product candidate or any future product candidates, they may require labeling changes or establishment of a risk evaluation and mitigation strategy or similar strategy, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or any future product candidates or the manufacturing facilities for our product candidate or any future product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

•                  issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;

•                  mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;

•                  require that we conduct post-marketing studies;

•                  require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;

•                  seek an injunction or impose civil or criminal penalties or monetary fines;

•                  suspend marketing of, withdraw regulatory approval of or recall such product;

•                  suspend any ongoing clinical studies;

•                  refuse to approve pending applications or supplements to applications filed by us;

•                  suspend or impose restrictions on operations, including costly new manufacturing requirements; or

•                  seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product and generate revenue.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

In the United States, engaging in the impermissible promotion of our products for off-label uses can also subject us to false claims litigation under federal and state statutes, which can lead to civil and criminal penalties and fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. These false claims statutes include the federal False Claims Act, which allows any individual to bring a lawsuit against a pharmaceutical company on behalf of the federal government alleging submission of false or fraudulent claims, or causing to present such false or fraudulent claims, for payment by a federal program such as Medicare or Medicaid. If the government prevails in the lawsuit, the individual will share in any fines or settlement funds. Since 2004, these federal False Claims Act lawsuits against pharmaceutical companies have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements regarding certain sales practices promoting off-label drug uses involving fines in excess of $1 billion. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, agree to comply with burdensome reporting and compliance obligations and be excluded from Medicare, Medicaid and other federal and state healthcare programs. If we do not lawfully promote our approved products, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition and results of operations.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidate or any future product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Healthcare insurance coverage and reimbursement may be limited or unavailable for our product candidate, if approved, which could make it difficult for us to sell our product candidate or other therapies profitably.

The success of our product candidate, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors is critical to new product acceptance.

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•                  a covered benefit under its health plan;

•                  safe, effective and medically necessary;

•                  appropriate for the specific patient;

•                  cost-effective; and

•                  neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a third-party payor is a time consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within HHS, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidate or any future product candidates outside the United States.

We intend to market any approved products in the United States, the European Union, Japan and other foreign jurisdictions. Even if our products are approved for marketing in the United States, in order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country, while a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

Also, regulatory approval for our product candidate or any future product candidates may be withdrawn if we fail to comply with regulatory requirements, if problems occur after the product candidate reaches the market or for other reasons. If we fail to comply with the regulatory requirements in international markets and fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidate or any future product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions. Approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. If we fail to obtain approval of our product candidate or any future product candidates by regulatory authorities in another country, we will be unable to commercialize our product in that country, and the commercial prospects of that product candidate and our business prospects could decline.

Our activities in the United States subject us to various laws relating to foreign investment and the export of certain technologies, and our failure to comply with these laws or adequately monitor the compliance of our suppliers and others we do business with could subject us to substantial fines, penalties and even injunctions, the imposition of which on us could have a material adverse effect on the success of our business.

Because we have a U.S. subsidiary and substantial operations in the United States, we are subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Changes in funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new or existing product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks related to our intellectual property

Our success depends upon our ability to obtain and maintain intellectual property protection for our products and technologies. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our success will depend in significant part on our and our current or future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our intellectual property covering the product candidates we plan to develop, and the ability to develop these product candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use, and any other inventions that are important to the development of our business. In addition to taking other steps to protect our intellectual property, we have applied for, and intend to continue to apply for, patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. Our in-licensed patents and patent applications in both United States and certain foreign jurisdictions relate to AKR-001 and related Fc-fusion polypeptides. There can be no assurance that the claims of our patents or any patent application that issues as a patent, will exclude others from making, using or selling our product candidate or any future product candidates or products that are substantially similar to our product candidate or any future product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our product candidate or any future product candidates without our permission, and we may not be able to stop them from doing so.

With respect to patent rights, we do not know whether any of the pending patent applications for our product candidate or any future product candidates will result in the issuance of patents that effectively protect our technologies, processes and product candidates, or if any of our issued patents or our current or future licensors’, licensees’ or collaborators’ issued patents will effectively prevent others from commercializing competitive technologies, processes and products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all, until they are issued as a patent. Therefore, we cannot be certain that we or our current or future licensors, licensees or collaborators were the first to make or file on the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our current or future licensors, licensees or collaborators were the first to file for patent protection of such inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which could be used by a third party to challenge the validity of our patents, should they issue, or prevent a patent from issuing from a pending patent application. Any of the foregoing could harm our competitive position, business, financial condition, results of operations, and prospects.

Any changes we make to our product candidate or any future product candidates, including formulations that may be required for commercialization, or that cause them to have what we view as more advantageous properties may not be covered by our existing patents and patent applications, and we may be required to file new applications and/or seek other forms of protection for any such altered product candidates. The patent landscape surrounding the technology underlying our product candidate or any future product candidates is crowded, and there can be no assurance that we would be able to secure patent protection that would adequately cover an alternative to our product candidate or any future product candidates.

The patent prosecution process is expensive and time-consuming, and we and our current or future licensors, licensees or collaborators may not be able to prepare, file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we or our current or future licensors, licensees or collaborators will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection for them. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that we license from or license to third parties and may be reliant on our current or future licensors, licensees or collaborators to perform these activities, which means that these patent applications may not be prosecuted, and these patents enforced, in a manner consistent with the best interests of our business. If our current or future licensors, licensees or collaborators fail to establish, maintain, protect or enforce such patents and other intellectual property rights, such rights may be reduced or eliminated. If our current or future licensors, licensees or collaborators are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised.

The patent positions of biotechnology and pharmaceutical companies, including our patent position, involve complex legal and factual questions, which in recent years have been the subject of much litigation, and, therefore, the issuance, scope, validity, enforceability, and commercial value of any patent claims that we have rights or may obtain cannot be predicted with certainty. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. As a result, the issuance, scope, validity, enforceability and commercial value of our and our current or future licensors’, licensees’ or collaborators’ patent rights are highly uncertain. Our and our current or future licensors’, licensees’ or collaborators’ pending and future patent applications may not result in patents being issued that protect our technology or product candidates, or products resulting therefrom, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. The patent examination process may require us or our current or future licensors, licensees or collaborators to narrow the scope of the claims of pending and future patent applications, which would limit the scope of patent protection that is obtained, if any. Our and our current or future licensors’, licensees’ or collaborators’ patent applications cannot be enforced against third parties practicing the technology that is currently claimed in such applications unless and until a patent issues from such applications, and then only to the extent the claims that issue are broad enough to cover the technology being practiced by third parties.

Furthermore, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after the resulting products are commercialized. As a result, our owned and in-licensed patents may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. We expect to seek extensions of patent terms for our issued patents, where available. This includes in the United States under the Hatch-Waxman Act, which permits a patent term extension of up to five years beyond the original expiration date of the patent as compensation for regulatory delays. However, such a patent term extension cannot lengthen the remaining term of a patent beyond a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent and within 60 days of product approval. During the period of patent term extension, the claims of a patent are not enforceable for their full scope but are instead limited to the scope of the approved product. In addition, the applicable authorities, including the FDA in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. In addition, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to the expiration of relevant patents or otherwise failing to satisfy applicable requirements. If this occurs, any period during which we have the right to exclusively market our product will be shorter than we would otherwise expect, and our competitors may obtain approval of and launch products earlier than might otherwise be the case.

If we breach our license agreement with Amgen related to AKR-001, we could lose the ability to continue the development and commercialization of AKR-001.

We are dependent on patents, know-how and proprietary technology in-licensed from Amgen. Our commercial success depends upon our ability to develop, manufacture, market and sell our product candidate or any future product candidates and use our and our licensor’s proprietary technologies without infringing the proprietary rights of third parties. Amgen may have the right to terminate the license agreement in full in the event we materially breach or default in the performance of any of the obligations under the license agreement. A termination of the license agreement with Amgen could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

Disputes may also arise between us and Amgen, as well as any future potential licensors, regarding intellectual property subject to a license agreement, including:

•                  the scope of rights granted under the license agreement and other interpretation-related issues;

•                  whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•                  our right to sublicense patent and other rights to third parties under collaborative development relationships;

•                  our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidate and what activities satisfy those diligence obligations; and

•                  the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

In addition, the Amgen Agreement under which we currently license intellectual property is complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or increase what we believe to be our financial or other obligations under the Amgen Agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangement on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

Patent terms may be inadequate to protect our competitive position on our product candidate or any future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Currently, our composition of matter patents expire in 2029 in the United States and in 2034, including potential patent term extensions, in other jurisdictions. Even if patents covering our product candidate or any future product candidate are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidate or any future product candidate might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not be able to protect our intellectual property rights throughout the world.

The legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective or effective as that in the United States and we may, therefore, be unable to acquire and enforce intellectual property rights outside the United States to the same extent as in the United States. Whether filed in the United States or abroad, our patent applications may be challenged or may fail to result in issued patents.

In addition, our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing or commercializing competing products. Furthermore, others may independently develop or commercialize similar or alternative technologies or drugs, or design around our patents. Our patents may be challenged, invalidated, circumvented or narrowed, or fail to provide us with any competitive advantages. In many foreign countries, patent applications and/or issued patents, or parts thereof, must be translated into the native language. If our patent applications or issued patents are translated incorrectly, they may not adequately cover our technologies; in some countries, it may not be possible to rectify an incorrect translation, which may result in patent protection that does not adequately cover our technologies in those countries.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and certain state laws in the United States. Consequently, we and our licensor may not be able to prevent third parties from practicing our and our licensor’s inventions in all countries outside the United States, or from selling or importing products made using our and our licensor’s inventions in and into the United States or other jurisdictions. Competitors may use our and our licensor’s technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensor have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate or any future product candidates and our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biotechnology. This could make it difficult for us and our licensor to stop the infringement of our and our licensor’s patents or the marketing of competing products in violation of our and our licensor’s proprietary rights, generally. Proceedings to enforce our and our licensor’s patent rights in foreign jurisdictions could result in substantial costs and divert our and our licensor’s efforts and attention from other aspects of our business, could put our and our licensor’s patents at risk of being invalidated or interpreted narrowly, could place our and our licensor’s patent applications at risk of not issuing and could provoke third parties to assert claims against us or our licensor. We or our licensor may not prevail in any lawsuits that we or our licensor initiate and the damages or other remedies awarded, if any, may not be commercially meaningful.

The requirements for patentability differ in certain countries, particularly developing countries. For example, China has a heightened requirement for patentability and, specifically, requires a detailed description of medical uses of a claimed drug. In addition, India, certain countries in Europe and certain developing countries, including Thailand, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensor may have limited remedies if patents are infringed or if we or our licensor are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. Accordingly, our and our licensor’s efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office, or USPTO, and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensor fail to maintain the patents and patent applications covering our product candidate or any future product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition and results of operations.

We may be unable to obtain intellectual property rights or technology necessary to develop and commercialize our product candidate or any future product candidates.

Several third parties are actively researching and seeking and obtaining patent protection in the NASH field, and there are issued third-party patents and published third-party patent applications in these fields. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies.

Depending on what patent claims ultimately issue and how courts construe the issued patent claims, as well as depending on the ultimate formulation and method of use of our product candidate or any future product candidates, we may need to obtain a license under such patents. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidate or any future product candidates, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, even if we obtain licenses to such intellectual property, but subsequently fail to meet our obligations under our license agreements, or such license agreements are terminated for any other reasons, we may lose our rights to in-licensed technologies.

The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may become involved in lawsuits or other proceedings to protect or enforce our intellectual property, which could be expensive, time-consuming and unsuccessful and have a material adverse effect on the success of our business.

Third parties may infringe our or our licensor’s patents or misappropriate or otherwise violate our or our licensor’s intellectual property rights. In the future, we or our licensor may initiate legal proceedings to enforce or defend our or our licensor’s intellectual property rights, to protect our or our licensor’s trade secrets or to determine the validity or scope of intellectual property rights we own or control. Also, third parties may initiate legal proceedings against us or our licensor to challenge the validity or scope of intellectual property rights we own, control or to which we have rights. For example, generic or biosimilar drug manufacturers or other competitors or third parties may challenge the scope, validity or enforceability of our or our licensor’s patents, requiring us or our licensor to engage in complex, lengthy and costly litigation or other proceedings. These proceedings can be expensive and time-consuming and many of our or our licensor’s adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. Moreover, the outcome following legal assertions of invalidity and unenforceability is unpredictable. Accordingly, despite our or our licensor’s efforts, we or our licensor may not be able to prevent third parties from infringing upon or misappropriating intellectual property rights we own, control or have rights to, particularly in countries where the laws may not protect those rights as fully as in the United States. Litigation could result in substantial costs and diversion of management resources, which could harm our business and financial results. In addition, if we or our licensor initiated legal proceedings against a third party to enforce a patent covering a product candidate, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. In an infringement or declaratory judgment proceeding, a court may decide that a patent owned by or licensed to us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our or our licensor’s patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our or our licensor’s patents at risk of being invalidated, narrowed, held unenforceable or interpreted in such a manner that would not preclude third parties from entering the market with competing products.

Third-party pre-issuance submission of prior art to the USPTO, or opposition, derivation, revocation, reexamination, inter partes review or interference proceedings, or other pre-issuance or post-grant proceedings or other patent office proceedings or litigation in the United States or other jurisdictions provoked by third parties or brought by us or our licensor, may be necessary to determine the inventorship, priority, patentability or validity of inventions with respect to our or our licensor’s patents or patent applications. An unfavorable outcome could leave our technology or product candidates without patent protection, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or could require us or our licensor to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our product candidate or any future product candidates without infringing third-party patent rights. Our business could be harmed if the prevailing party does not offer us or our licensor a license on commercially reasonable terms, or at all. Even if we or our licensor obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us or our licensor. In addition, if the breadth or strength of protection provided by our or our licensor’s patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or any future product candidates. Even if we successfully defend such litigation or proceeding, we may incur substantial costs and it may distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into collaborations.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, many foreign jurisdictions have rules of discovery that are different than those in the United States and which may make defending or enforcing our or our licensor’s patents extremely difficult. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock.

Third parties may initiate legal proceedings against us alleging that we infringe their intellectual property rights or we may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability to develop, manufacture, market and sell any product candidates that we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Third parties may initiate legal proceedings against us or our licensor alleging that we or our licensor infringe their intellectual property rights or we or our licensor may initiate legal proceedings against third parties to challenge the validity or scope of intellectual property rights controlled by third parties, including in oppositions, interferences, revocations, reexaminations, inter partes review or derivation proceedings before the USPTO or its counterparts in other jurisdictions. These proceedings can be expensive and time-consuming and many of our or our licensor’s adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensor can.

An unfavorable outcome in any such proceeding could require us or our licensor to cease using the related technology or developing or commercializing our product candidate or any future product candidates, or to attempt to license rights to it from the prevailing party, which may not be available on commercially reasonable terms, or at all.

We could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidate or any future product candidates or force us to cease some of our business operations, which could materially harm our business.

We perform searches of patent and scientific databases in order to identify documents that may be of potential relevance to the freedom-to-operate and/or patentability of our product candidate or any future product candidates. In general, such searches are conducted based on keywords, sequences, inventors/authors and assignees/entities to capture U.S. and European patents and patent applications, PCT publications and scientific journal articles.

The patent landscape around our AKR-001 product candidate is complex, and we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies. Moreover, it is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our product candidate or any future product candidates or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our product candidate or any future product candidates and to be valid and enforceable. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. If any third party intellectual property claims are asserted against us, even if we believe the claims are without merit, there is no assurance that a court would find in our favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability and the ability of our licensor to commercialize any product candidates we may develop, and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or our licensor or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we or our licensor and other commercialization partners may be prevented from commercializing our product candidate or any future product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

We may be subject to claims by third parties asserting that our employees or we have misappropriated a third party’s intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Some of these employees executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. We may be subject to claims that we or these employees have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer, or that third parties have an interest in our patents as an inventor or co-inventor. Litigation may be necessary to defend against these claims. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel or sustain other damages. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such a license may not be available on commercially reasonable terms, or at all. Even if we successfully prosecute or defend against such claims, litigation could result in substantial costs and distract management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our inability to protect our confidential information and trade secrets would harm our business and competitive position.

In addition to seeking patents for some of our technology and products, in our activities we also rely substantially on trade secrets, including unpatented know-how, technology and other proprietary materials and information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these steps may be inadequate, we may fail to enter into agreements with all such parties or any of these parties may breach the agreements and disclose our proprietary information and there may be no adequate remedy available for such breach of an agreement. We cannot assure you that our proprietary information will not be disclosed or that we can meaningfully protect our trade secrets. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. If a competitor lawfully obtained or independently developed any of our trade secrets, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•                  others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;

•                  we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;

•                  we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•                  others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•                  it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;

•                  issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

•                  our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•                  we may not develop additional proprietary technologies that are patentable;

•                  the patents of others may harm our business; and

•                  we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, financial condition, results of operations and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or our licensing partner initiate legal proceedings against a third party to enforce a patent covering our product candidate or any future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. These types of mechanisms include inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). These types of proceedings could result in revocation or amendment to our patents such that they no longer cover our product candidates. The outcome for any particular patent following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. A loss of patent protection for our product candidates could have a material adverse impact on our ability to commercialize or license our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

Likewise, our in-licensed U.S. patents directed to our proprietary technologies and our product candidates are expected to expire in 2034, including potential patent term extensions, without taking into account any possible patent term adjustments or extensions. Our earliest in-licensed patents may expire before, or soon after, our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, prospects and results of operations. We in-license pending patent applications directed to proprietary technologies or our product candidates that, if issued as patents, are expected to expire from 2034, including potential patent term extensions, through 2036, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidate or any future product candidates.

As is the case with other biotechnology and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves technological and legal complexity, and obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, weakening the rights of patent owners in certain situations or ruling that certain subject matter is not eligible for patent protection. In addition to increasing uncertainty with regard to our and our licensor’s ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts, the USPTO and equivalent bodies in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our and our licensor’s ability to obtain new patents or to enforce existing patents and patents we and our licensor may obtain in the future.

Patent reform laws, such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our and our licensor’s patent applications and the enforcement or defense of our or our licensor’s issued patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the filing and prosecution strategies associated with patent applications, including a change from a “first-to-invent” to a “first-inventor-to-file” patent system, and may also affect patent prosecution and litigation, such as by allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. The USPTO has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act and, in particular, the “first-inventor-to-file” provisions, became effective in 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensor’s patent applications and the enforcement or defense of our or our licensor’s issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our reliance on third parties

We will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We will depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We will rely heavily on third parties over the course of our clinical trials, and, as a result, will have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we will be responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

The third parties who may conduct our future clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

If any of our relationships with these third-party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

We contract with third parties for the manufacture of our product candidate or any future product candidates for nonclinical testing and expect to continue to do so for clinical trials and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or any future product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidate or any future product candidates for nonclinical and clinical testing and for commercial supply of any of these product candidates for which we obtain marketing approval. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. To the extent any issues arise with our third-party manufacturers, we may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•                  the possible breach of the manufacturing agreement by the third party;

•                  the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

•                  reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidate or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidate or any future product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our drug product candidates are complex, expensive, highly-regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including, for example, complying with cGMPs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

We may seek to establish collaborations, and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.

We may pursue collaborations in order to develop and commercialize AKR-001 and any future product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we may not be able to further develop our product candidate or any future product candidates or bring them to market and generate product revenue.

Risks related to commercialization

Even if we commercialize our product candidate or any future product candidates, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay or limit our commercial launch of the product, possibly for lengthy time periods, which could negatively impact the revenue we generate from the sale of the product in that particular country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidate or any future product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors determine which medications they will cover and establish reimbursement levels. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval, if any. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which marketing approval is obtained, if any.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may only be temporary. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and profitable reimbursement rates third-party payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not currently have an infrastructure for the sales, marketing, and distribution of pharmaceutical products. In order to market our product candidates, if approved by the FDA or any other regulatory body, we must build our sales, marketing, managerial, and other non-technical capabilities, or make arrangements with third parties to perform these services. There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and they could expose our company to regulatory enforcement and legal risk in the execution of their sales and commercialization activities. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition, and prospects will be materially adversely affected.

Our product candidate or any future product candidates may not achieve adequate market acceptance among physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Even if our product candidate or any future product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of our product candidate or any future product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidate or any future product candidates by third-party payors, including government payors and private insurers, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Third-party payors closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our product or enable us to sell our product at a profitable price. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many regions, including Europe, Japan and Canada, where we may market our products, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

•                  the efficacy and safety profile of the product candidate as demonstrated in clinical trials;

•                  the timing of market introduction of the product candidate as well as competitive products;

•                  the clinical indications for which the product candidate is approved;

•                  acceptance of the product candidate as a safe and effective treatment by clinics and patients;

•                  the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;

•                  the cost of treatment in relation to alternative treatments;

•                  the availability of coverage and adequate reimbursement and pricing by third-party payors;

•                  the relative convenience and ease of administration;

•                  the frequency and severity of adverse events;

•                  the effectiveness of sales and marketing efforts; and

•                  unfavorable publicity relating to our product candidate or any future product candidates.

Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. If any product candidate is approved but does not achieve an adequate level of acceptance by such parties, we may not generate or derive sufficient revenue from that product candidate and may not become or remain profitable.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidate or any future product candidates in human clinical trials and will face an even greater risk if we commercialize any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, their family members, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidate or any future product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•                  decreased demand for any product candidates or products that we may develop;

•                  termination of clinical trial sites or entire trial programs;

•                  injury to our reputation and significant negative media attention;

•                  withdrawal of clinical trial participants;

•                  significant costs to defend the related litigation;

•                  substantial monetary awards to trial subjects or patients;

•                  loss of revenue;

•                  diversion of management and scientific resources from our business operations;

•                  the inability to commercialize any products that we may develop; and

•                  a decline in our stock price.

Our clinical trial liability insurance coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or delay the commercialization of any products or product candidates that we develop. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidate or any future product candidates in development, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. Large judgments have been awarded in lawsuits based on drugs that had unanticipated side effects. If we are sued for any injury caused by our products, product candidates or processes, our liability could exceed our product liability insurance coverage and our total assets. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to obtain physician adoption of our product or expand our business.

Risks related to our common stock

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock following the IPO is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

•                  developments associated with our license with Amgen, including any termination or other change in our relationship with Amgen;

•                  the success of competitive products or technologies;

•                  regulatory actions with respect to our product candidate or any future product candidates or our competitors’ product candidates or products;

•                  results of clinical trials of our product candidate or any future product candidates or those of our competitors;

•                  actual or anticipated changes in our growth rate relative to our competitors;

•                  announcements by us or our competitors or collaborators of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;

•                  regulatory, legal or payor developments in the United States and other countries;

•                  developments or disputes concerning patent applications, issued patents or other proprietary rights;

•                  the recruitment or departure of key personnel;

•                  the level of expenses related to any of our product candidate or any future product candidates or clinical development programs;

•                  the results of our efforts to in-license or acquire additional product candidates or products;

•                  actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•                  variations in our financial results or those of companies that are perceived to be similar to us;

•                  fluctuations in the valuation of companies perceived by investors to be comparable to us;

•                  share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;

•                  announcement or expectation of additional financing efforts;

•                  sales of our common stock by us, our insiders or our other stockholders;

•                  changes in the structure of healthcare payment systems;

•                  market conditions in the pharmaceutical and biotechnology sectors; and

•                  general economic, industry and market conditions.

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

Because of potential volatility in our trading price and trading volume, we may incur significant costs from class action securities litigation.

Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We may be the target of this type of litigation in the future. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies, which could make our common stock less attractive to investors and adversely affect the market price of our common stock.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

•                  the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;

•                  the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our executive officers; and

•                  the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation.

We may take advantage of these reporting exemptions until we are no longer an emerging growth company, which in certain circumstances could be for up to five years. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues are more than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is more than $700.0 million measured on the last business day of our second fiscal quarter.

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company” and “smaller reporting company.” We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting company. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Anti-takeover provisions under our organizational documents and Delaware law could delay or prevent a change of control, which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our fourth amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

•                  a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;

•                  a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

•                  a requirement that special meetings of the stockholders may be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;

•                  advance notice requirements for stockholder proposals and nominations for election to our board of directors;

•                  a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds (2/3) of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•                  a requirement of approval of not less than a majority of all outstanding shares of our voting stock to amend any bylaws by stockholder action and not less than two-thirds (2/3) of all outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and

•                  the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our fourth amended and restated certificate of incorporation and second amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

Our second amended and restated bylaws which became effective upon the effectiveness of our registration statement designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our second amended and restated bylaws that became effective upon the effectiveness of our registration statement provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, or other employees or stockholders, arising out of or pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our second amended and restated bylaws or (iv) any action asserting a claim that is governed by the internal affairs doctrine, in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. This exclusive forum provision will not apply to any causes of action arising under the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our second amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. Additionally, the forum selection clause in our second amended and restated bylaws may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

We have chosen the Court of Chancery of the State of Delaware as the exclusive forum for such causes of action because we are incorporated in the State of Delaware and we are familiar with the procedures and rules applicable in such forum.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts do not currently, and may never, publish research on our company. If no securities or industry analysts commence coverage of our company or if they cease to cover our company, the trading price for our stock would likely be negatively impacted. In the event that securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period between April 1, 2019 and June 30, 2019, we issued to employees and directors, options to purchase an aggregate of 753,525 shares of our common stock at a weighted-average exercise price of $8.40 per share. We deemed these issuances to be exempt from registration under the Securities Act either in reliance on Rule 701 of the Securities Act as sales and offers under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701, or in reliance on Section 4(a)(2), as transaction by an issuer not involving a public offering. On June 20, 2019, we filed a registration statement on Form S-8 under the Securities Act to register all of the shares of our common stock subject to outstanding options and all shares of our common stock otherwise issuable pursuant to our equity compensation plans.

Use of Proceeds from our Public Offering of Common Stock

On June 24, 2019, we closed our initial public offering, or IPO, in which we issued and sold 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. All of the shares of common stock issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-231747), which was declared effective by the SEC on June 19, 2019, or the Prospectus. J.P. Morgan, Jefferies and Evercore acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our initial public offering, inclusive of the over-allotment exercise, were $105.8 million.

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, were approximately $98.4 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $7.4 million, but before deducting offering costs payable by us, which were $2.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2019, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in interest-bearing money market accounts. As described in the Prospectus, we expect to use the net proceeds from our IPO for the development of our product candidate, AKR-001, including completion of our Phase 2a clinical trial and a subsequent Phase 2b clinical trial, for third-party drug substance and drug product manufacturing, as well as potential pipeline expansion and for working capital and general corporate purposes.  There has been no material change in the planned use of proceeds from our initial public offering as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith

3.1	Fourth Amended and Restated Certificate of Incorporation	8-K	6/24/2019	3.1

3.2	Second Amended and Restated Bylaws	8-K	6/24/2019	3.2

4.1	Specimen Common Stock Certificate	S-1/A	6/10/2019	4.1

10.1#	2019 Stock Option and Incentive Plan, and form of award agreements thereunder	S-1/A	6/10/2019	10.2

10.2#	2019 Employee Stock Purchase Plan	S-1/A	6/10/2019	10.3

10.3#	2019 Senior Executive Cash Bonus Plan	S-1	5/24/2019	10.5

10.4#	Non-Employee Director Compensation Policy	S-1/A	6/10/2019	10.6

10.5#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers	S-1	5/24/2019	10.4

10.6#	Form of Amended and Restated Employment Agreement for Executive Officers	S-1/A	6/10/2019	10.8

10.7#	Amended and Restated Employment Agreement for Andrew Cheng, effective as of June 24, 2019, by and between the Registrant and Andrew Cheng	S-1/A	6/10/2019	10.9

10.8#	Amended and Restated Employment Agreement for William White, effective as of June 24, 2019, by and between the Registrant and William White	S-1/A	6/10/2019	10.10

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended				X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended				X

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X

#                          Indicates a management contract or any compensatory plan, contract or arrangement.

+                          The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: August 12, 2019	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)