Form 10-Q
period 2019-09-30
Akero Therapeutics, Inc.
filed 2019-11-12
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑38944

Akero Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81‑5266573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Harbor Way, 3rd Floor

South San Francisco, CA 94080

(650) 487‑6488

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AKRO	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2019, the registrant had 28,558,653 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$147,835	$75,975
Prepaid expenses and other current assets	2,238	1,156
Total current assets	150,073	77,131
Restricted cash	60	20
Other assets	10	—
Total assets	$150,143	$77,151
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$93	$1,373
Accrued expenses and other current liabilities	6,632	969
Total current liabilities	6,725	2,342
Other liabilities	34	—
Total liabilities	6,759	2,342
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock (Series A and B), $0.0001 par value; no shares authorized, issued and outstanding as of September 30, 2019; 64,730,410 shares authorized, issued and outstanding as of December 31, 2018; aggregate liquidation preference of $0 and $96,358 as of September 30, 2019 and December 31, 2018, respectively	—	124,728
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2019 and 75,000,000 shares authorized as of December 31, 2018; 28,558,653 and 238,986 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	258,090	36,646
Accumulated deficit	(114,709)	(86,565)
Total stockholders’ equity (deficit)	143,384	(49,919)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$150,143	$77,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$13,885	$1,253	$23,908	$9,899
General and administrative	2,424	474	5,522	911
Total operating expenses	16,309	1,727	29,430	10,810
Loss from operations	(16,309)	(1,727)	(29,430)	(10,810)
Other income (expense), net:
Change in fair value of preferred stock tranche obligation	—	(8,400)	—	(8,400)
Change in fair value of anti-dilution right liability	—	(1,021)	—	(1,032)
Other income, net	755	—	1,286	—
Total other income (expense), net	755	(9,421)	1,286	(9,432)
Net loss and comprehensive loss	(15,554)	(11,148)	(28,144)	(20,242)
Accretion of redeemable convertible preferred stock to redemption value	—	(251)	—	(321)
Net loss attributable to common stockholders	$(15,554)	$(11,399)	$(28,144)	$(20,563)
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(89.66)	$(2.66)	$(236.67)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,024,779	127,141	10,589,119	86,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

	Redeemable Convertible Preferred						Additional		Total
	Stock		Common Stock		Treasury Stock		Paid-In-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	—	$—	$36,646	$(86,565)	$(49,919)
Stock-based compensation expense	—	—	—	—	—	—	215	—	215
Net loss	—	—	—	—	—	—	—	(5,362)	(5,362)
Balances at March 31, 2019	64,730,410	124,728	238,986	—	—	—	36,861	(91,927)	(55,066)
Conversion of convertible preferred stock into common stock upon closing of initial public offering	(64,730,410)	(124,728)	21,056,136	2	—	—	124,726	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	—	—	95,452	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	487,933	—	—	—	—	—	—
Exercise of stock options	—	—	159,824	—	—	—	100	—	100
Stock-based compensation expense	—	—	—	—	—	—	402	—	402
Net loss	—	—	—	—	—	—	—	(7,228)	(7,228)
Balances at June 30, 2019	—	—	28,555,379	3	—	—	257,541	(99,155)	158,389
Issuance of restricted common stock upon early exercise of stock options	—	—	3,274	—	—	—	—	—	—
Vesting of restricted common stock	—	—	—	—	—	—	66	—	66
Stock-based compensation expense	—	—	—	—	—	—	483	—	483
Net loss	—	—	—	—	—	—	—	(15,554)	(15,554)
Balances at September 30, 2019	—	$—	28,558,653	$3	—	$—	$258,090	$(114,709)	$143,384

Balances at December 31, 2017	5,000,000	$5,000	226,400	$—	—	$—	$—	$(4,564)	$(4,564)
Repurchase of founders’ stock	—	—	(75,467)	—	75,467	—	—	—	—
Issuance of treasury stock as founders’ stock	—	—	75,467	—	(75,467)	—	—	—	—
Net loss	—	—	—	—	—	—	—	(421)	(421)
Balances at March 31, 2018	5,000,000	5,000	226,400	—	—	—	—	(4,985)	(4,985)
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $216	17,653,333	8,787	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	70	—	—	—	—	—	(70)	(70)
Net loss	—	—	—	—	—	—	—	(8,673)	(8,673)
Balances at June 30, 2018	22,653,333	13,857	226,400	—	—	—	—	(13,728)	(13,728)
Accretion of redeemable convertible preferred stock to redemption value	—	251	—	—	—	—	(34)	(217)	(251)
Stock-based compensation expense	—	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	—	(11,148)	(11,148)
Balances at September 30, 2018	22,653,333	$14,108	226,400	$—	—	$—	$—	$(25,093)	$(25,093)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,144)	$(20,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,100	34
Shares issued in connection with Amgen Agreement	—	1,353
Acquisition of technology in connection with Amgen Agreement	—	5,000
Issuance date fair-value of anti-dilution liability	—	1,639
Change in fair value of preferred stock tranche liability	—	8,400
Change in fair value of anti-dilution right liability	—	1,032
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,097)	(563)
Accounts payable	(1,280)	459
Accrued expenses and other current liabilities	5,443	338
Net cash used in operating activities	(23,978)	(2,550)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of technology in connection with Amgen Agreement	—	(5,000)
Net cash used in investing activities	—	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	14,784
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	95,452	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	321	—
Proceeds from the exercise of stock options	100	—
Net cash provided by financing activities	95,873	14,784
Net increase in cash, cash equivalents and restricted cash	71,895	7,234
Cash and restricted cash at beginning of period	76,000	618
Cash, cash equivalents and restricted cash at end of period	$147,895	$7,852
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of convertible preferred stock into common stock	$124,728	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$321
Issuance date fair value of preferred stock tranche obligation	$—	$7,350
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$60
Common stock issued in connection with Amgen Agreement	$—	$1,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly-owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage biotechnology company focused on developing and commercializing transformative treatments for patients with serious metabolic diseases. Akero’s initial focus is on nonalcoholic steatohepatitis (“NASH”), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, liver cancer and death. We are developing AKR‑001, an analog of fibroblast growth factor 21 (“FGF21”), for NASH and began dosing patients for a Phase 2a clinical trial (BALANCED) of AKR‑001 in July 2019.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, ability to secure additional capital to fund operations, completion and success of clinical testing, compliance with governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. AKR‑001 will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company after elimination of all intercompany accounts and transactions. All adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods have been reflected. The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2018, which are included in the Company’s registration statement on Form S‑1, as amended, relating to our initial public offering (“IPO”), (File No. 333‑231747) dated and filed on May 24, 2019 with the U.S. Securities and Exchange Commission ( the “SEC”), as declared effective by the SEC on June 19, 2019 (the “Registration Statement”). Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

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

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205‑40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including a net loss of $15,554 and $11,148 for the three months ended September 30, 2019 and 2018, respectively and net losses of $28,144 and $20,242 for the nine months ended September 30, 2019 and 2018, respectively. In addition, as of September 30, 2019, the Company had an accumulated deficit of $114,709. The Company expects to continue to generate operating losses for the foreseeable future. As of November 12, 2019, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash and cash equivalents of $147,835 as of September 30, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of AKR‑001, commercialize AKR‑001, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10‑01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2019 and the results of its operations and its cash flows for the three and nine months ended September 30, 2019 and 2018 and the condensed consolidated statement of stockholders’ equity (deficit) as of September 30, 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2018 are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019, any other interim periods, or any future year or period.

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

Restricted cash

As of December 31, 2018 and September 30, 2019, the Company was required to maintain a separate cash balance of $20 and $40, respectively, to collateralize corporate credit cards with a bank, which was classified as restricted cash (non-current) on its condensed consolidated balance sheets.

As of December 31, 2018, the Company was required to maintain a separate cash balance of $5 for the benefit of the landlord in connection with the Company’s office space lease in South San Francisco, California (the “Lease”), which is classified as other current assets on its condensed consolidated balance sheets. As of September 30, 2019, in connection with the First Amendment to the Lease, the Company was required to maintain a separate cash balance of $20 for the benefit of the landlord, which was classified as restricted cash (non-current) on its condensed consolidated balance sheets (see Note 10).

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common stock equity financings as deferred offering costs until such financings are consummated. As of December 31, 2018, the Company recorded deferred offering costs of $361 in the accompanying condensed consolidated balance sheets. As of September 30, 2019, the Company did not have any deferred offering costs recorded.

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

Stock-based compensation

The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s Board of Directors.

Preferred stock tranche obligation

The Company classified its preferred stock tranche obligation for the future purchase, and option to purchase, Series A Preferred Stock as a liability on its September 30, 2018 consolidated balance sheets as the preferred stock tranche obligation was a freestanding financial instrument that required the Company to transfer equity instruments upon future closings of the Series A Preferred Stock. The preferred stock tranche obligation was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock tranche obligation were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred stock tranche obligation were recognized until the tranche obligations were fulfilled or otherwise extinguished in the fourth quarter of 2018.

In November 2018, in connection with the Company's issuance and sale of Series A Preferred Stock, the Company satisfied its obligation to issue additional shares under the Second Tranche Closing. In December 2018, in connection with the Company's issuance and sale of Series B Preferred Stock, the Company terminated the option to purchase Series A Preferred Stock provided under the 2018 Series A Agreement.

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

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842) (“ASU 2016‑02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. ASU 2016‑02 is effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is in the process of completing its review of its existing lease agreements under ASC 842 and does not expect the adoption of ASU 2016‑02 to have a material impact on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU No. 2017‑11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (Part I) Accounting for Certain Financial Instruments with Down Round Features (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017‑11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of non-public entities contained within Accounting Standards Codification (“ASC”) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. ASU 2017‑11 is effective for the Company for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2017‑11 will have on its consolidated financial statements.

In August 2018, the FASB issued No. ASU 2018‑13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018‑13”), which improves the disclosure requirements for fair value measurements. For non-public entities, ASU 2018‑13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The Company is currently evaluating the impact that the adoption of ASU 2018‑13 will have on its consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

3.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued employee compensation and benefits	$966	$304
Accrued external research and development expenses	5,182	430
Accrued legal and professional fees	199	106
Liability for early exercise of stock options and restricted stock	225	—
Other	60	129
	$6,632	$969

4.           Redeemable convertible preferred stock

Upon completion of our IPO on June 24, 2019, all outstanding shares of our redeemable convertible preferred stock were converted into 21,056,136 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of September 30, 2019.

As of December 31, 2018, redeemable convertible preferred stock consisted of the following:

		Preferred
	Preferred	stock			Common stock
	stock	issued and	Carrying	Liquidation	issuable upon
	authorized	outstanding	value	preference	conversion
Series A Preferred Stock	50,858,462	50,858,462	$79,457	$50,858	16,543,739
Series B Preferred Stock	13,871,948	13,871,948	$45,271	$45,500	4,512,397
	64,730,410	64,730,410	$124,728	$96,358	21,056,136

5.           Stockholder’s equity (deficit)

Common stock

As of September 30, 2019 and December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares and 75,000,000 shares of $0.0001 par value common stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s common stock were subject to and qualified by the rights, powers and preferences of the holders of the redeemable convertible preferred stock set forth in the Company’s audited annual consolidated financial statements and related notes included in the Registration Statement.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, are entitled to elect one director of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any, subject to the preferential dividend rights of redeemable convertible preferred stock. Through September 30, 2019, no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock (see Note 4). As of September 30, 2019 and December 31, 2018, there were 28,558,653 and 238,986 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2019	December 31, 2018
Conversion of outstanding shares of preferred stock	—	21,056,136
Options outstanding under the 2018 Stock Option and Grant Plan	2,300,708	1,839,913
Options outstanding under the 2019 Stock Option and Incentive Plan	116,526	—
Options available for future grant	2,455,931	1,219,461
2019 Employee Stock Purchase Plan	273,869	—
	5,147,034	24,115,510

Undesignated preferred stock

As of September 30, 2019, the Company’s fourth amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2019.

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

The Company accounted for the acceleration of vesting under the amended restricted stock agreement as a modification of the original awards and recognized the remaining unvested shares prospectively over the revised vesting period. The grant date fair value of restricted stock vested during the three and nine months ended September 30, 2019 was insignificant.

In April, June and July 2019, the Company amended certain option grant agreements granted under the Company’s 2018 Stock Option and Grant Plan to allow the holders the right to early exercise unvested options, subject to a repurchase right held by the Company equal to the lesser of the original exercise price per share or the fair value of the shares on the repurchase date. The unvested shares issued as a result of the early exercise are deemed restricted stock pursuant to a restricted stock agreement and a vesting schedule identical to the vesting schedule of the original grant

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

agreement. The proceeds related to unvested restricted common stock are recorded as liabilities until the stock vests, at which point they are reclassified to additional paid-in capital. Common shares issued for the early exercise of options are included in issued and outstanding shares. As of September 30, 2019, there were 383,320 shares of unvested restricted common stock that had been early exercised and were subject to repurchase.

The following table summarizes restricted stock activity since December 31, 2018:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2018	80,190	$—
Early exercise of unvested stock options	491,207	448
Vested	(150,331)	(96)
Unvested restricted common stock as of September 30, 2019	421,066	$352

As of September 30, 2019, there were 421,066 shares of unvested restricted common stock consisting of 37,746 shares from unvested restricted common stock awards under restricted stock agreements with the founders and 383,320 shares from the early exercise of stock options.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (in years)	n/a	5.87	6.04	5.87
Volatility	n/a	70.86%	69.80%	70.86
Risk-free interest rate	n/a	2.86%	2.39%	2.86
Dividend yield	n/a	0.00%	0.00%	0.00
Weighted average fair value of common stock	n/a	$0.29	$8.26	0.29

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance Outstanding, December 31, 2018	1,839,913	$0.61	9.74	$10,577
Options granted	1,228,352	$7.61
Options exercised	(651,031)	$0.65
Balance Outstanding, September 30, 2019	2,417,234	$4.16	9.23	$44,931
Exercisable, September 30, 2019	72,910	$3.43	9.11	$1,409
Vested and expected to vest, September 30, 2019	2,417,234	$4.16	9.23	$44,931

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2019 was $4.85.

Stock-based compensation

The Company recorded $34 in stock-based compensation expense for the three and nine months ended September 20, 2018, with $18 classified as research and development expense and $16 classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss The Company recorded total stock-based compensation for options granted for the three and nine months ended September 30, 2019 of $483 and $1,100, with $125 and $301 classified as research and development expense and $358 and $799 classified as general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $6,235, which is expected to be recognized over a weighted average period of 3.11 years.

In April, June and July 2019, certain option holders early exercised options to purchase 491,207 shares of common stock, at an average exercise price of $0.65 per share, for cash proceeds of $321 (See Note 5). Stock-based compensation expense related to these options will continue to be recognized over the requisite service period of the awards based on the grant-date fair value which was determined using the Black-Scholes option-pricing model.

7.           Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a treatment for NASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover AKR‑001 to third parties.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In exchange for these rights, the Company made an upfront payment of $5,000 and issued 2,653,333 shares of Series A Preferred Stock with a fair value of $1,353 to Amgen. The total consideration transferred to Amgen under the agreement of $6,353 is included within research and development expense in the condensed consolidated statements of operations and comprehensive loss. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred to Amgen as research and development expense in the condensed consolidated statements of operations and comprehensive loss because the acquired technology represented in-process research and development and had no alternative future use.

 In addition, under the Amgen Agreement, Amgen was entitled to maintain a 10% ownership interest of the outstanding shares of the Company’s common stock, on a fully diluted and converted basis, through the second closing of the Company’s Series A Preferred Stock financing. The Company assessed the Amgen anti-dilution right and determined that the right (i) met the definition of a freestanding financial instrument that was not indexed to the Company’s own stock and (ii) met the definition of a derivative and did not qualify for equity classification. The anti-dilution right liability was initially valued at $1,639 which the Company recorded as research and development expense in June 2018. Changes in the fair value of the anti-dilution right liability continued to be recognized until the Company satisfied the obligation which occurred in November 2018. The Company recognized a loss of $1,021 and $1,032 within other expense in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018, related to the change in fair value of the anti-dilution right liability prior to its extinguishment in November 2018.

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

During the three and nine months ended September 30, 2018, the Company recorded research and development expense of $7,992 in connection with the Amgen Agreement, including the upfront cash payment of $5,000, the fair value of $1,353 of shares of Series A Preferred Stock issued to Amgen and the fair value of $1,639 for the issuance of the anti-dilution right liability. During the three and nine months ended September 30, 2019, the Company did not record any research and development expense in connection with the Amgen Agreement.

8.           Income taxes

During the three and nine months ended September 30, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items.  All of the Company’s operating losses since inception have been generated in the United States.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

-9.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(15,554)	$(11,148)	$(28,144)	$(20,242)
Accretion of redeemable convertible preferred stock to redemption value	—	(251)	—	(321)
Net loss attributable to common stockholders, basic and diluted	$(15,554)	$(11,399)	$(28,144)	$(20,563)
Denominator:
Weighted average common shares outstanding, basic and diluted	28,024,779	127,141	10,589,119	86,884
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(89.66)	$(2.66)	$(236.67)

The Company excluded 42,667 shares and 99,259 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the three months ended September 30, 2019 and 2018, respectively, because those shares had not vested. The Company excluded 56,679 shares and 139,516 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the nine months ended September 30, 2019 and 2018, respectively, because those shares had not vested.

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

	Three and nine months ended
	September 30,
	2019	2018
Options to purchase common stock	2,417,234	740,767
Shares to be purchased under employee stock purchase plan	2,626	—
Unvested restricted stock	421,066	94,338
Redeemable convertible preferred stock (as converted to common stock)	—	7,368,894
Total	2,840,926	8,203,999

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

10.         Commitments and contingencies

Lease agreements

The Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts on August 15, 2018, with Atlas Venture Life Science Advisors, LLC, a related party (See Note 11). The parties terminated the agreement in September 2019.

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. The First Amendment lease expires in March 2021. Monthly lease payments to be paid under the amended agreement total $19 which are subject to a 3% annual increase beginning in October 2019 and continuing for each successive year until the lease has expired or been terminated. The Company provided a security deposit of approximately $20, which is included as a component of restricted cash on the Company’s condensed consolidated balance sheet as of September 30, 2019.

In September 2019 the Company entered into an agreement to use office space in Cambridge, Massachusetts.  The agreement is for an initial six month term with rolling six month extensions. The Company makes monthly payments of $4 under the agreement.

The Company recognizes rent expense on a straight-line basis over the respective lease periods and has recorded rent expense of $87 and $230 for the three and nine months ended September 30, 2019, respectively.

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2019, the Company had non-cancelable purchase commitments under these agreements totaling $6,158.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2019.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11.         Related party transactions

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors, LLC (“Atlas”), a significant investor in the Company, has served on the Company’s board of directors since 2018. In August 2018, the Company entered into a use and occupancy agreement for office space with Atlas in Cambridge, Massachusetts. The parties terminated the agreement in September 2019. As of September 30, 2019, the Company had no outstanding liability to Atlas.

12.         Subsequent events

The Company evaluated subsequent events through November 12, 2019, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months ended September 30, 2019.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of AKR-001 and any future product candidates. Our net losses were $28.1 million and $81.7 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti-dilution right liability. As of September 30, 2019, we had an accumulated deficit of $114.7 million. We expect to continue to incur significant expenses for at least the next several years as we advance AKR-001 through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2019, we had cash and cash equivalents of $147.8 million.

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

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$13,885	$1,253	$12,632	1,008%
General and administrative	2,424	474	1,950	411%
Total operating expenses	16,309	1,727	14,582	844%
Loss from operations	(16,309)	(1,727)	(14,582)	(844)%
Change in fair value of preferred stock tranche obligation	—	(8,400)	8,400	*
Change in fair value of anti-dilution right liability	—	(1,021)	1,021	*
Other income, net	755	—	755	*
Net loss and comprehensive loss	$(15,554)	$(11,148)	$(4,406)	(40)%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$13,146	$1,028	$12,118	1,179%
Personnel and related costs	739	225	514	228%
Total research and development expenses	$13,885	$1,253	$12,632	1,008%

Research and development expenses were $13.9 million for the three months ended September 30, 2019, compared to $1.3 million for the three months ended September 30, 2018. Direct costs related to our AKR-001 program increased $12.1 million during the 2019 period due to third-party contract manufacturing and external CRO costs associated with our ongoing Phase 2a clinical trial and the $2.5 million clinical milestone paid to Amgen, Inc. or Amgen.  Personnel and related costs increased $0.5 million related to the hiring of personnel in our research and development department.

General and administrative expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2019 compared to $0.5 million for the three months ended September 30, 2018. Increased personnel costs accounted for $0.9 million of the increase, primarily due to hiring of additional personnel in our general and administrative functions, related to becoming a public company. Legal, accounting and other professional service fees increased $1.1 million,  also related to becoming a public company.

Other income, net

Other income, net is comprised primarily of interest income from our money market mutual fund investment accounts which was $0.8 million during the three months ended September 30, 2019. We did not record interest income for the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$23,908	$9,899	$14,009	142%
General and administrative	5,522	911	4,611	506%
Total operating expenses	29,430	10,810	18,620	172%
Loss from operations	(29,430)	(10,810)	(18,620)	(172)%
Change in fair value of preferred stock tranche obligation	—	(8,400)	8,400	*
Change in fair value of anti-dilution right liability	—	(1,032)	1,032	*
Other income, net	1,286	—	1,286	*
Net loss and comprehensive loss	$(28,144)	$(20,242)	$(7,902)	(39)%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$21,840	$9,294	$12,546	135%
Personnel and related costs	2,068	605	1,463	242%
Total research and development expenses	$23,908	$9,899	$14,009	142%

Research and development expenses were $23.9 million for the nine months ended September 30, 2019, compared to $9.9 million for the nine months ended September 30, 2018. Direct costs related to our AKR-001 program increased $12.5 million during the 2019 period due to third-party contract manufacturing and external CRO costs associated with our ongoing Phase 2a clinical trial and the $2.5 million clinical milestone paid to Amgen. The 2019 period did not include $8.0 million in one-time cash and non-cash charges associated with the Amgen license that were incurred during the 2018 period.  Personnel and related costs increased $0.1 million related to the hiring of personnel in our research and development department.

General and administrative expenses

General and administrative expenses were $5.5 million for the nine months ended September 30, 2019 compared to $0.9 million for the nine months ended September 30, 2018. Increased personnel costs accounted for $2.4 million of the increase, primarily due to hiring of additional personnel in our general and administrative functions, related to becoming a public company. Legal, accounting and other professional service fees increased $2.2 million,  also related to becoming a public company.

Other income, net

Other income, net is comprised primarily of interest income from our money market mutual fund investment accounts which was $1.3 million during the nine months ended September 30, 2019. We did not record interest income for the nine months ended September 30, 2018.

Liquidity and capital resources

From our inception through September 30, 2019, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and common stock in our initial public offering. Through September 30, 2019, we had received gross proceeds of $196.3 million from sales of our redeemable convertible preferred stock and the initial public offering of our common stock. As of September 30, 2019, we had cash and cash equivalents of $147.8 million. We have invested our cash equivalents in liquid money market accounts.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2019	2018
	(unaudited, in thousands)
Net cash used in operating activities	$(23,978)	$(2,550)
Net cash used in investing activities	—	(5,000)
Net cash provided by financing activities	95,873	14,784
Net increase in cash, cash equivalents and restricted cash	$71,895	$7,234

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2019 was $24.0 million, consisting of a net loss of $28.1 million, which was partially offset by non-cash charges of $1.1 million for stock-based compensation expense and net cash provided by changes in our operating assets and liabilities of $3.1 million.  The change in operating assets and liabilities was primarily due to a combined reduction in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities of $3.1 million, all of which are related to the timing of payments and prepayments to our CRO and contract manufacturing vendors.

Cash used in operating activities for the nine months ended September 30, 2018 was $2.6 million, consisting of a net loss of $20.2 million, which was partially offset by non-cash charges of $1.4 million for the issuance of Series A preferred stock to Amgen, $5.0 million consisting of licensing fees related to the acquisition of technology under the Amgen Agreement,  $10.0 million for the establishment and remeasurement of the Series A preferred stock tranche obligation and $1.0 million for the remeasurement of the anti-dilution right liability.

Cash flows from investing activities

There were no cash flows from investing activities during the nine months ended September 30, 2019.

Cash used in investing activities during the nine months ended September 30, 2018 was $5.0 million, consisting of licensing fees related to the acquisition of technology under the Amgen Agreement.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2019 was $95.9 million, consisting of $98.4 million of IPO proceeds, net of underwriting discounts and commissions, offset by $2.9 million of related offering costs and $0.4 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2018 was $14.8 million, related to our Series A financing that closed in June 2018.

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

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by period
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years
	(in thousands)
Third-party contract research and manufacturing commitments (1)	$6,158	$6,158	$—	$—	$—
Operating lease commitments (2)	479	319	160	—	—
Total contractual obligations	$6,637	$6,477	$160	$—	$—

(1)

Amounts reflect the non-cancelable purchase commitments under agreements with our external CROs, which we have engaged to manufacture clinical development materials and to conduct clinical development activities and clinical trials.

(2)

Amounts reflect minimum payments due under our operating lease for office space in South San Francisco, California and our use agreement for office space in Cambridge, Massachusetts. The lease in South San Francisco was originally due to expire in April 2019 with the option to renew on a month to month basis thereafter. In March 2019, we amended our lease agreement associated with our office space in South San Francisco, California, extended the term of the lease to March 2021 and expanded the square footage of the existing leased office space.

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Prospectus, the notes to our audited financial statements appearing in the Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through September 30, 2019 from those discussed in our Prospectus.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash and cash equivalents of $147.8 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. As of September 30, 2019, we had no outstanding debt and are therefore not exposed to interest rate risk with respect to debt. Our exposure to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at December 31, 2018 and September 30, 2019, the net fair value of our interest sensitive marketable securities would not experience a material change in fair market value.

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

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and September 30, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the period from our inception through December 31, 2017 and the year ended December 31, 2018, we reported net losses of $4.6 million and $81.7 million, respectively. For the nine months ended September 30, 2019, we reported a net loss of $28.1 million.  The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti- dilution right liability. As of September 30, 2019, we had an accumulated deficit of $114.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage biotechnology company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and product candidate, AKR-001, and conducting nonclinical studies and clinical trials of AKR-001. We have not yet demonstrated our ability to complete clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology product development is highly speculative because it entails substantial upfront expenditures in contract research organizations and contract manufacturing organizations and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of September 30, 2019, we had $147.8 million of cash and cash equivalents, which includes proceeds from our IPO of $95.5 million, net of underwriting discounts,  commissions and offering expenses. Our forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop;
•	the cost and timing of manufacturing our product candidate for use in clinical trials;
•	our ability to maintain our license to AKR-001 from Amgen;
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

Clinical development of AKR-001 prior to the ongoing Phase 2a clinical trial was conducted in patients with type 2 diabetes, or T2D. We believe that the data from clinical trials of AKR-001 in patients with T2D support development of AKR-001 for the treatment of patients with nonalcoholic steatohepatitis, or NASH. We did not conduct any of the development of AKR-001 related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of AKR-001, and have correctly collected and interpreted the data from these studies and trials. Our ongoing and any future clinical trials may not be able to support continued development of AKR-001 in NASH. To the extent any of the foregoing has not occurred, our expected development time and development costs for AKR-001 may be increased.

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

Although we plan to devote a majority of our resources to the continued nonclinical and clinical testing and potential approval of AKR-001 for the treatment of patients with NASH, another key element of our strategy is to discover, develop and commercialize a portfolio of products. We are seeking to do so through the identification and potential development of additional pipeline programs, but our resources are limited, and those that we have are geared towards nonclinical and clinical testing and seeking regulatory approval of AKR-001 for the treatment of patients with NASH. We may also explore strategic collaborations for the development or acquisition of new product candidates, but we may not be successful in entering into such relationships. AKR-001 is our only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. AKR-001 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. We have no experience in completing the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our products.

To date, we have not manufactured a product candidate under GMP conditions as a company. While we received a supply of AKR-001 drug substance from Amgen that we believe provides sufficient quantities to complete our ongoing Phase 2a clinical trial, we have contracted with a third-party manufacturer to make new drug substance to support future clinical trials and for commercial sale, if approved. To date, successful transfer of the Amgen drug substance manufacturing process to our third-party CMO has been completed on a laboratory scale basis.  Our contract manufacturer may not be able to scale up the manufacturing process as practiced by Amgen in a timely manner to support our future clinical trials. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

The manufacture of our product candidate requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated process needed for pivotal clinical studies and commercial launch. These problems include failure to meet target production costs and yields, failure to meet product release specifications, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidate or any future product candidates will not occur in the future.

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

In addition, we plan to develop a new drug product formulation for late stage clinical trials and commercialization. Our current drug product is an Amgen early-stage platform formulation, which is stored as a frozen liquid and is therefore not well-suited to larger clinical trials or commercialization. We have entered into a contract with a formulation development company to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, we plan to select one approach to progress for use in subsequent clinical development. We also plan to begin development of a pen-type autoinjector for the new drug product formulation in advance of commercialization. There is no assurance that we will be successful in developing a new drug product formulation or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for AKR-001. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and autoinjector, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of AKR-001, if approved.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of September 30, 2019, we had ten full-time employees. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We currently incur significant additional costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We currently incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC and The Nasdaq Global Select Market. Our management and other personnel currently devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations are expected to increase our accounting, legal and financial compliance costs and make some activities more time-consuming and costly. In addition, we will continue to incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, or Section 404, including an assessment of the design of our information systems associated with our internal controls.

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

New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Act and rules adopted by the SEC and The Nasdaq Global Select Market, would likely result in increased costs to us as we respond to their requirements, which may adversely affect our operating results and financial condition.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our consolidated financial statements for the period January 24, 2017 (inception) through December 31, 2017 and the year ended December 31, 2018, we concluded that there was a material weakness in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness that we identified related to the lack of segregation of duties. As of September 30, 2019, this material weakness remains unremediated.

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

There is intense competition for qualified personnel, including management in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidate or any future product candidates. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

Identifying and qualifying patients to participate in our current and future clinical trials is critical to our success. We may encounter delays in enrolling or retaining a sufficient number of patients to complete our Phase 2a clinical trial and may encounter delays in enrolling or retaining a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in our Phase 2a clinical trial and subsequent clinical trials.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. A number of pharmaceutical companies, including AbbVie, Inc., Allergan plc, AstraZeneca PLC/MedImmune LLC, Bayer AG, Bristol-Myers Squibb Company, 89bio, Inc., Eisai, Inc., Eli Lilly and Company, GlaxoSmithKline plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Amgen, Cirius Therapeutics, Inc., Conatus Pharmaceuticals Inc., CymaBay Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MannKind Corporation, MediciNova, Inc., Metacrine, Inc., Nalpropion Pharmaceuticals, Inc., NGM Biopharmaceuticals, Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., Vivus, Inc. and Zafgen, Inc., are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely, and expect to continue to rely,on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

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

As of December 31, 2018, we had federal and state net operating loss, or NOL, carryforwards of $11.4 million and $8.3 million, respectively, and federal and state research and development tax credit carryforwards of $0.1 million and $0.1 million, respectively. If not utilized, such NOL carryforwards (other than any federal NOL carryforwards arising in taxable years ending after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2032, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, NOL carryforwards generated in tax years ending after December 31, 2017 are not subject to expiration. However, utilization of NOL carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such NOL carryforwards. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of the IPO and subsequent shifts in our stock ownership, some of which are outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

We do not know whether our Phase 2a clinical trial will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

As a company, other than our ongoing Phase 2a clinical trial, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

We cannot be sure that we will be able to continue development of AKR-001, or submit INDs or similar applications for any future product candidates, on the timelines we expect, if at all. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for additional preclinical and clinical studies. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical and clinical studies will enable any future clinical trials to begin under a proposed protocol.

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

Because we have substantial operations in the United States, we are subject to U.S. laws that regulate foreign investments in U.S. businesses and access by foreign persons to technology developed and produced in the United States. These laws include Section 721 of the Defense Production Act of 1950, as amended by the Foreign Investment Risk Review Modernization Act of 2018, and the regulations at 31 C.F.R. Parts 800 and 801, as amended, administered by the Committee on Foreign Investment in the United States; and the Export Control Reform Act of 2018, which is being implemented in part through Commerce Department rulemakings to impose new export control restrictions on “emerging and foundational technologies” yet to be fully identified. Application of these laws, including as they are implemented through regulations being developed, may negatively impact our business in various ways, including by restricting our access to capital and markets; limiting the collaborations we may pursue; regulating the export our products, services, and technology from the United States and abroad; increasing our costs and the time necessary to obtain required authorizations and to ensure compliance; and threatening monetary fines and other penalties if we do not.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. A number of U.S. patents directed to various aspects of AKR-001 will expire in 2029; we currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034. Even if patents covering our product candidate or any future product candidate are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidate or any future product candidate might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Likewise, patents directed to our proprietary technologies and our product candidates may expire before or soon after our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, prospects and results of operations. A number of U.S. patents directed to various aspects of AKR-001 will expire in 2029; we currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034.

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

We depend and will continue to depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our Public Offering of Common Stock

On June 19, 2019, our Registration Statement on Form S-1, as amended (Registration No. 333-231747) was declared effective by the SEC for our initial public offering. At the closing of the offering on June 24, 2019, we sold 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share.  The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise and after underwriting discounts and offering expenses, were approximately $95.5 million. J.P. Morgan, Jefferies and Evercore acted as joint book-running managers for the offering. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated June 19, 2019 and filed with the SEC on June 20, 2019 pursuant to Rule 424(b)(4) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

+The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: November 12, 2019	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)