Form 10-K
period 2019-12-31
Akero Therapeutics, Inc.
filed 2020-03-16
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-38944

Akero Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81‑5266573
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

170 Harbor Way, 3rd Floor South San Francisco, CA	94080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (650) 487‑6488

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AKRO	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $195,939,947 as of June 28, 2019 (based on a closing price of $19.15 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 6, 2020, the total number of shares outstanding of the registrant’s Common Stock was 28,607,913  shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

NOTE REGARDING TRADEMARKS

Akero Therapeutics, Inc. is the owner of the AKERO trademark, as well as certain other trademarks, including design versions of some of these trademarks.  The symbols ™ and ® are not used in connection with the presentation of these trademarks in this report and their absence does not indicate a lack of trademark rights.  Certain other trademarks used in this report are the property of third-party trademark owners and may be presented with or without trademark references.

PART I

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Akero,” the “Company,” “we,” “us” and “our” refer to Akero Therapeutics, Inc. and its subsidiary.

Item 1.   Business

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines that restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, AKR-001, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that regulates metabolism of lipids, carbohydrates and proteins throughout the body. FGF21 also plays a critical role in protecting many types of cells from various forms of stress. In previous clinical trials in patients with type 2 diabetes, or T2D, administration of AKR-001 was associated with substantial improvements in lipid metabolism and insulin sensitivity. We believe these data, coupled with clinical results from other FGF21 analogs, demonstrate AKR-001's potential to serve as a cornerstone for the treatment of NASH. We are currently conducting a Phase 2a clinical trial, the BALANCED study, which is evaluating AKR-001 in the treatment of NASH patients. We expect to complete collection of data for the BALANCED main study week 12 primary endpoint, and report top-line results related to reductions in liver fat, in the first quarter of 2020. Top-line results related to secondary endpoints, including safety and tolerability as well as paired biopsies, will be reported in the second quarter of 2020. We also plan to expand the BALANCED study to include an additional cohort of subjects with NASH who have compensated cirrhosis (F4), Child-Pugh Class A, with study initiation expected in the second quarter of 2020.

The rapidly rising prevalence of NAFLD and NASH is driven by the global obesity epidemic. Poor diet and lack of exercise lead to caloric overburdening of the liver and accumulation of excessive liver fat. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and, as disease progresses, can lead to fibrosis and ultimately cirrhosis. According to a study published in Hepatology (2018), the prevalence of NASH in the United States is projected to increase from an estimated 17.3 million in 2016 to 27.0 million by 2030. In particular, the prevalence of patients with advanced fibrosis in the United States is projected to more than double between 2016 and 2030. NASH is the liver manifestation of metabolic syndrome and is frequently associated with insulin resistance and T2D. Additionally, patients with NASH have high rates of cardiovascular-related events, such as stroke and heart attack, with cardiovascular disease being the leading cause of death in patients with NASH. There are currently no approved therapies for NASH, while emerging potential NASH therapies in late-stage clinical development have shown limited efficacy or may be limited by unwanted side effects.

AKR-001 is an FGF21 analog with unique properties that we believe has the potential to address the core processes underlying NASH pathogenesis, thereby enabling it to restore healthy fat metabolism in the liver, reduce hepatocyte stress, mitigate inflammation and resolve fibrosis. FGF21 is an endocrine hormone that acts on the liver, pancreas, muscle and adipose tissue to regulate the metabolism of lipids, carbohydrates and proteins. Acting as a paracrine hormone, FGF21 also plays a critical role in protecting cells against stress. These attributes make FGF21 agonism a compelling therapeutic mechanism, but native FGF21 is limited by its short half-life in the bloodstream. AKR-001 has been engineered to increase human FGF21's half-life sufficiently to enable dosing once-weekly or once every two weeks, while retaining the native biological activity of FGF21.

AKR-001 was administered to a total of 83 patients with T2D in two Phase 1 clinical trials. In a Phase 1b clinical trial, it was observed that AKR-001 substantially improved plasma lipoprotein levels, including reductions of up to 69% in triglycerides and 30% in non-high density lipoprotein cholesterol, or non-HDL-C following once-weekly administration. In the Phase 1b clinical trial, it was also observed that once-weekly administration of AKR-001 was associated with substantially improved markers of insulin sensitivity, including reductions of up to 37% in C-peptide and 55% in the homeostatic model assessment of insulin resistance, or HOMA-IR. We believe these results indicate the potential of AKR-001 to redirect calories away from the liver, reduce liver fat, alleviate hepatocyte stress, inhibit inflammation and resolve fibrosis in patients with NASH, as well as reduce susceptibility to cardiovascular disease. This belief is also supported by data from Phase 2 clinical trials of other endocrine FGF analogs in patients with NASH, in which substantial reductions in liver fat content,  improvements in biomarkers of liver fibrosis, and improvements in histological measures have been observed.

We therefore believe that AKR-001 has the potential to be a leading endocrine FGF analog, if approved, for treatment of this rapidly growing patient population that lacks effective treatment options.

In June 2018, we acquired exclusive global development and commercialization rights to AKR-001 from Amgen Inc., or Amgen, which leveraged its deep protein engineering expertise to design and develop AKR-001. As of December 31, 2019, our patent portfolio relating to AKR-001 and other peptides included 125 issued patents and 32 pending patents worldwide, with expected patent exclusivity up to 2034 in the United States, including potential patent term extension. Since AKR-001 is a biologic, marketing approval would also provide twelve years of market exclusivity from the approval date of a Biologics License Application, or BLA, in the United States.

Our management team has extensive experience in drug discovery, development and commercialization, and has been involved in the approvals of more than 20 medicines. Our Chief Executive Officer, Andrew Cheng, MD, PhD, previously Chief Medical Officer at Gilead, was responsible for clinical development for Gilead's HIV program. Our Chief Development Officer, Kitty Yale, led global clinical operations and management of Gilead’s oncology, HIV, inflammation and liver disease trials. Our Chief Scientific Officer, Tim Rolph, DPhil, formerly Chief Scientific Officer of Pfizer's Cardiovascular & Metabolic Disease Research Unit, previously oversaw Pfizer's FGF21 program. We believe that our team is well positioned to leverage its collective experience in drug development and in-depth knowledge of FGF21 biology and metabolic diseases to develop and commercialize products that will have significant benefits for patients with NASH and other serious metabolic diseases with high unmet medical need.

Our strategy

Our goal is to become a leading biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need. The key components of our strategy are to:

Advance AKR-001 through clinical development in NASH. We believe that AKR-001's differentiated profile as an FGF21 analog has the potential to result in a leading endocrine FGF analog, if approved, for the treatment of NASH. Our IND application, which included a Phase 2a clinical trial protocol, was cleared by the FDA on May 24, 2019. We closed enrollment for our Phase 2a clinical trial on December 16, 2019, which is assessing the efficacy and safety of AKR-001 in patients with NASH and inform dose selection for larger, longer-term trials. Consistent with recently published draft guidance from the FDA on NASH development, we are committed to exploring ways to accelerate development of AKR-001 through innovative clinical trial designs.

Scale our capabilities to support development and commercialization of AKR-001. We plan to scale our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market AKR-001 for all indications. We have contracted with Boehringer Ingelheim to manufacture new drug substance for future clinical trials and support the potential commercialization of AKR-001 with commercial-scale manufacturing. When appropriate, we intend to develop the commercial infrastructure required for bringing AKR-001 to patients with NASH in the United States, if approved. We also plan to evaluate options for delivering AKR-001, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Enhance our position as a leading metabolic disease company by leveraging our knowledge of FGF21 biology. Numerous publications have shown that increases in endogenous FGF21 expression occur in response to various types of metabolic and cellular stress arising from obesity, diabetes, mitochondrial diseases and cardiovascular disease, as well as NASH. AKR-001 has been engineered to reproduce the biological activity profile of native FGF21 while also addressing certain therapeutic limitations, such as a short half-life. We plan to explore opportunities to develop AKR-001 for additional indications where there is a compelling scientific rationale, strong clinical tractability and significant unmet medical need.

Develop, acquire or in-license product candidates that enhance our potential to become a leading metabolic disease company. We are continually evaluating opportunities to build a robust pipeline of potential leading treatments for metabolic diseases. Additional assets may be selected for their potential as stand-alone monotherapies or for eventual use in combination with other products.

NASH overview

We are developing AKR-001 as a potential treatment for patients with NASH, a disease with high unmet medical need and no approved therapies. NASH is a severe form of NAFLD, which is driven by the global obesity epidemic. Patients with NAFLD have an excessive accumulation of fat in the liver resulting from an excess of caloric intake over energy needs. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and can ultimately lead to fibrosis and scarring in the liver, or cirrhosis.

Patients with NASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As NASH progresses, cardiovascular-related morbidity and mortality also increase, such that the most frequent cause of death in patients with NASH is cardiovascular disease. In particular, the prevalence of patients with advanced fibrosis in the United States is projected to more than double between 2016 and 2030. We believe that AKR-001 has the potential to be a leading endocrine FGF analog, if approved, for treatment of this rapidly growing patient population. This belief is based, in part, on AKR-001's observed effects on lipoproteins and markers of insulin sensitivity, when viewed in the context of similar measurements taken in clinical trials with other endocrine FGF analogs.

Etiology of NASH

NASH is primarily driven by chronic excess caloric intake, or ingesting more energy than the body expends over a sustained period, which results in people becoming overweight and obese. Body fat, also known as adipose tissue, and muscle respond to becoming saturated with energy by reducing sensitivity to insulin, which would otherwise drive uptake of energy by these peripheral tissues. Consequently, the liver becomes the repository for the energy that is unwanted by the rest of the body.

While there is a lack of scientific consensus on how best to characterize NASH pathogenesis, we believe there are five core processes:

•	Caloric overburdening of the liver;
•	Excessive liver fat and fat oxidation;
•	Hepatocyte cell stress, injury and death;
•	Localized inflammation triggered by hepatocyte death; and
•	Fibrosis.

These processes can lead to cirrhosis, liver failure, cancer and death. Figures 1 and 2 below illustrate these five processes. Figure 1 shows how multiple organs of the body contribute to caloric overburdening of the liver, which manifests as excessive accumulation of liver fat, or steatosis, and high rates of fat oxidation within the liver. Figure 2 depicts the cellular-level processes that arise from hepatocyte stress caused by high levels of certain lipid molecules, or lipotoxicity, and oxidative stress. Hepatocyte stress leads to cell death, which in turn activates local inflammatory responses in the liver, potentially leading to fibrosis. Parenthetical references in the text below correspond to sequential labels in Figures 1 and 2.

Figure 1—NASH pathogenesis: Caloric overburdening causes excessive deposition of liver fat and high rates of fat oxidation

Figure 2—NASH pathogenesis: Oxidative stress and lipotoxicity induce hepatocyte death, local inflammation and fibrosis

Caloric overburdening of the liver

When intake of energy chronically exceeds demand, the body adapts its metabolism to find alternate locations to store the excess energy. Absorption of dietary fat (A), dietary carbohydrates and protein (B1), and lipids from adipose tissue (D1) all contribute to caloric overburdening of the liver.

Excessive deposition of fat and high rates of fat oxidation in the liver

Healthy individuals typically have liver fat levels of less than 5%. In patients with NASH, liver fat levels typically range from 10% to 30%. Liver fat, and fat oxidation, increase in response to caloric overburdening of the liver.

The largest source of liver fat is from adipose tissue (D1), accounting for approximately 40% to 50%, on average, of liver fat in patients with NASH. Flux of fat from adipose tissue to the liver through lipolysis (D2) is driven by resistance to insulin. This resistance to insulin also means dietary fat transported as chylomicrons (A) and very low density lipoprotein, or VLDL (D3), a form of fat packaged by the liver for delivery to the body's organs, are not taken up by adipose tissue. As a result, the level of plasma triglycerides (D4) increases, manifesting as hypertriglyceridemia, which is frequently observed in NASH. The second largest source of fat in liver is from synthesis of new fat, known as de novo lipogenesis, or DNL (B2), which utilizes dietary carbohydrates and protein (B1) to make new fat, and accounts for approximately 30% to 40%, on average, of liver fat in patients with NASH. The final source of liver fat is fat ingested in diet (A), accounting for approximately 10% to 20%, on average, of liver fat in patients with NASH.

The liver responds to increased flow of fat from adipose tissue by increasing the rate at which it burns fat, a process known as fat oxidation (E), which in turn releases substantial amounts of energy. Initially, this surplus energy is consumed by additional DNL. However, if the high rate of DNL continues chronically, hepatocytes become saturated with stores of fat, or fat depots (C), and the rate of DNL slows. In this situation, excess energy from fat oxidation causes oxidative stress, which together with lipotoxicity arising from fat depots, results in hepatocyte stress (G).

Hepatocyte stress, injury and death

Later-stage NASH pathogenesis is driven by hepatocyte stress and cell death, or apoptosis, which lead to inflammation and fibrosis. In particular, increased fat oxidation in the liver leads to formation of highly reactive molecules, known as free radicals, which cause oxidative stress. A free radical is an energetically unstable, reactive entity containing an atom of oxygen with an unpaired electron. A free radical is stabilized by pairing this electron with an electron acquired by the oxygen atom from another molecule. Cells have defense mechanisms to neutralize free radicals by donation of an electron from molecules known as antioxidants. When the quantity of free radicals exceeds the capacity of antioxidants to neutralize them, free radicals react with other constituents of cells such as DNA, proteins, or lipids to acquire an electron. The attack on these macromolecules leads to mitochondrial stress (G1), DNA damage (G2), formation of lipid peroxides (G3) and synthesis of damaged proteins (G4), all of which disrupt cellular processes and homeostasis, thereby increasing hepatocyte stress. Damaged proteins stress the endoplasmic reticulum, or ER (G5), which is the cell's machinery for making proteins. Accumulation of damaged proteins in the ER impairs assembly of proteins, thereby triggering the unfolded protein response.

Apoptosis of hepatocytes manifests as ballooning of the cells, a characteristic microscopic feature of NASH liver tissue. Hepatocyte stress, injury and death are the bridge between oxidative stress and lipotoxicity arising from excessive delivery of fat and calories to the liver and the downstream sequelae of inflammation and fibrosis.

Inflammatory response to hepatocyte stress and death

Hepatocytes undergoing apoptosis release danger signal molecules known as damage-associated molecular patterns, or DAMPs (J1). DAMPs activate a population of specialist immune-effector cells resident within the liver, known as Kupffer cells (J2), which typically clear debris from dying liver cells and defend against microbial infections. Once activated, Kupffer cells release various pro-inflammatory molecules, including cytokines (such as TNF, TGF, IL-1, and IL-6), chemokines (such as MCP-1/CCL2), prostanoids and nitric oxide (J3). Cytokines and chemokines serve to attract other immune system cells stored in the bone marrow, known as monocytes, which in turn become pro-inflammatory macrophages and amplify inflammation within the liver. Among the cytokines released, TNF and TGF also act to induce apoptosis of neighboring hepatocytes (J4), thereby creating a cycle of hepatocyte death that stimulates more inflammation and results in extensive loss of hepatocytes and metabolic capacity. This, in turn, places more stress on the remaining hepatocytes.

Fibrosis and cirrhosis

High local levels of cytokines, particularly TGF, activate another group of liver-resident cells known as hepatic stellate cells, or HSC, (K1). HSCs are normally dormant. However, when activated, they produce large amounts of collagen. At first, in a process known as fibrogenesis (K2), the extracellular collagen forms isolated fibrotic structures largely surrounded by healthy cells. As collagen continues to be deposited, the fibrotic structures interconnect, a process known as bridging fibrosis (K3). When hepatic stellate cells are chronically activated, collagen deposition becomes excessive and ultimately leads to scarring, or cirrhosis. If a liver progresses to cirrhosis, blood flow through the liver is greatly reduced, causing inadequate delivery of oxygen and nutrients, which in extreme cases results in acute liver failure and death.

Disease diagnosis and disease burden

NASH is currently diagnosed only through liver biopsy and its severity is measured using scoring systems that assess the extent and severity of steatosis, lobular inflammation, hepatocellular ballooning and fibrosis. Some patients may be diagnosed with NASH after presenting with symptoms such as general fatigue and nondescript abdominal discomfort. However, NASH diagnosis more commonly follows detection of elevated liver enzymes on routine lab tests or detection of an enlarged steatotic liver by abdominal imaging. Although non-invasive methods, including a combination of imaging such as MRI-PDFF and plasma biomarkers of fibrosis, such as PRO-C3, are being evaluated as potential diagnostic tools, none have yet been validated for use in formal NASH diagnosis.

Two different scoring systems are most commonly used in the United States to measure the severity of NASH: the NAFLD activity score, or NAS, and fibrosis stage. The NAS, which was developed for, and generally only used in, clinical trials, is a measure of liver histology that grades disease activity in patients with NAFLD and NASH. A patient may receive a composite NAS score of zero to eight, which is comprised of three individual scores: (1) steatosis, scored zero to three according to the percentage of a microscopic field showing steatosis, (2) lobular inflammation, scored zero to three according to the number of immune cell foci per 20x optical field in a microscope, and (3) hepatocellular ballooning, scored zero to two according to the number of ballooning cells in a microscopic field. In addition, fibrosis staging is used to classify the extent and severity of fibrosis. A scoring system based on a scale from zero to four (F0-F4) is used. Early, discrete fibrosis is classified as F1 or F2, whereas bridging fibrosis is classified as F3. As more hepatocytes die and scarring becomes extensive, the liver becomes cirrhotic, which is classified as stage F4. F0 corresponds to steatohepatitis with no evidence of fibrosis.

Patients with NASH are at increased risk of liver damage and other complications. Fibrosis is generally reversible in its early-to-mid stages. However, late-stage fibrosis can be irreversible and prevents the liver from performing its natural functions.

As shown in Figure 3 below, NASH is commonly associated with metabolic comorbidities, including obesity, T2D, dyslipidemia and metabolic syndrome, and with hypertension.

Figure 3—Prevalence of comorbidities among NASH patients

Liver-related mortality increases with fibrosis stage, as shown in Figure 4 below. As compared to healthy individuals, patients with NASH also experience higher all-cause morbidity and mortality resulting from major adverse cardiovascular events, or MACE, and non-liver cancers. The most common cause of death in NASH patients is cardiovascular disease. As with liver-related mortality, all-cause mortality also increases with fibrosis stage.

Figure 4—All-cause NASH mortality

Market size and trends

According to studies published in Hepatology (2018) and F1000Research (2018), more than one billion people worldwide were estimated to have NAFLD in 2016, including an estimated 85 million individuals in the United States. Approximately 10-20% of patients with NAFLD progress to NASH, including an estimated 17.3 million individuals in the United States and 16.4 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan in 2016. As the population ages, the prevalence of NASH is projected to increase approximately 50% by 2030 to a total of 27.0 million individuals in the United States and 22.5 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom and Japan. However, NASH afflicts all age groups, including teenagers and young adults, for whom the loss of quality-adjusted life years will be very substantial unless progression to late-stage diseases can be halted or reversed. According to a study published in Hepatology (2016), in the absence of approved therapies, direct healthcare costs associated with NAFLD and NASH in the United States were estimated to be approximately $100 billion in 2016.

As shown in Figure 5 below, growth in prevalence of NASH in the United States from 2015 to 2030 is projected to be greatest, at approximately 140%, in patients with stage F3-F4 fibrosis. By 2030, there are projected to be eight million individuals in the United States and six million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan with stage F3-F4 NASH. This rapid growth in advanced fibrosis reflects the time required for the late 20th century obesity epidemic to result in patients progressing through NAFLD to advanced NASH.

Figure 5—United States NASH prevalence by fibrosis stage

Emerging therapies in development

There are no therapies currently approved for the treatment of NASH. The current standard of care is diet and exercise. Although diet and exercise are effective in the treatment of NASH when maintained, adherence to this treatment regimen is generally poor.

The multistep progression of NASH pathogenesis offers multiple potential approaches for therapeutic intervention. Some of the most advanced therapeutic candidates in development have targeted inflammation and fibrosis, but not the early stages of NASH pathogenesis. The mechanisms of these therapies are generally labeled as "anti-fibrotic." Early indications from long-term clinical trials suggest that focusing on suppressing inflammation and fibrosis may not deliver sustained reversal or resolution of NASH, because the processes underlying NASH pathogenesis are not being addressed.

Therapeutic mechanisms that target earlier-stages of NASH pathogenesis, including excessive liver fat accumulation, are generally characterized as “metabolic.” Two relevant precedents indicate that targeting the processes underlying inflammation and fibrosis of the liver can lead to reversal of fibrosis, even without a directly anti-fibrotic intervention. First, anti-viral treatment of hepatitis C has been shown to reverse fibrosis when viral load is suppressed, even though the treatment does not act directly on fibrosis. This is attributable to the capacity of liver to regenerate, or heal itself once the chronic underlying driver of inflammation and fibrosis has been addressed. Second, the current standard of care for NASH treatment, diet and exercise, has also been shown to reverse fibrosis. For example, a sustained weight loss of 10% or more through diet and exercise has been shown to reverse NASH fibrosis, including advanced fibrosis, without any direct pharmacological anti-fibrotic effect.

Early indications from Phase 2 clinical trials of third-party agents suggest that metabolic mechanisms may have robust effects on certain measures of NASH disease progression, including reductions in fibrosis. However, some of these metabolic therapeutic mechanisms have unwanted side effects that may limit their ability to be used as treatment for patients with NASH. For instance, some NASH candidates have been shown to substantially increase plasma levels of low-density lipoprotein cholesterol, or LDL-C, or triglycerides, each of which is an independent causal risk factor for cardiovascular disease. We believe interventions that may increase cardiovascular risk will be scrutinized by prescribing physicians, as patients with NASH are already at increased risk for cardiovascular events.

Figure 6 provides some examples of therapeutic approaches to NASH and potential limitations of these therapeutic targets.

Figure 6—Selected NASH interventions under development

Some NASH candidates are being evaluated for use in combination with one or more other candidates that intervene in different processes underlying NASH pathogenesis. In other cases, combination approaches are being evaluated to mitigate unwanted side effects, such as using statins in combination with FXR and FGFR4 agonists to reduce LDL-C. However, combining multiple interventions, particularly multiple small molecules, places an additional burden of drug metabolism and clearance upon already stressed hepatocytes.

Some individual interventions, including PPAR, FGF19 and FGF21 analogs, target multiple processes underlying NASH pathogenesis. Of these, we believe AKR-001 has unique properties with the potential to address each of the five core processes underlying NASH pathogenesis, thereby reducing liver fat, hepatocytes stress and reversing fibrosis in patients with NASH.

Our approach to NASH: harnessing FGF21's natural potential for therapeutic effect

FGF21 is an endogenous hormone that has both local, or paracrine, effects on cells and systemic, or endocrine, effects on metabolic organs. FGF21's natural recruitment to alleviate many forms of cellular stress, and to regulate whole-body metabolism, make it a compelling therapeutic target. However, native FGF21 has several limitations that prevent it from being used effectively as a therapy, including a half-life estimated to be less than two hours, as found in published studies such as the American Journal of Physiology, Endocrinology and Metabolism (2009) and Endocrinology (2007). AKR-001 is a recombinantly-engineered version of FGF21 designed to retain the native biological activity of FGF21 while enhancing its therapeutic utility. Specifically, AKR-001 features Fc-mediated half-life extension and substitution of specific amino acids within the protein sequence of FGF21. AKR-001 has a resulting half-life of three to four days in humans, which enables once-weekly or once every other week subcutaneous administration. Pharmacology studies have shown AKR-001 reproduces the balanced potency of native FGF21, acting specifically on three cell-surface receptors. AKR-001 also reproduces native FGF21's weak potency as an agonist of another cell-surface receptor known to be associated with higher plasma LDL-C.

We believe that AKR-001, with its activity on both liver and adipose tissue, has the potential to intervene in the five core processes relevant to NASH pathogenesis. Specifically, we believe that AKR-001 can:

•	Redirect calories away from the liver;
•	Restore healthy fat metabolism in the liver;
•	Reduce hepatocyte stress;
•	Mitigate inflammation; and
•	Resolve fibrosis.

Overview of FGF21 biology

Fibroblast growth factors, or FGFs, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. A sub-family of FGFs, known as endocrine FGFs, which include FGF21 and FGF19, are unique among FGFs because they initiate their biological effects by binding tightly to a cell surface receptor known as Beta Klotho, or Klotho.

After this initial binding, FGF21 and FGF19 trigger signaling pathways within cells, such as hepatocytes and adipocytes, by binding to a second class of cell-surface receptor, known as the FGF receptors, or FGFRs. Both FGF21 and FGF19 bind to three specific FGFRs, known as FGFR1c, FGFR2c, and FGFR3c, which, based on nonclinical studies and clinical trials, appear to be responsible for mediating the desired therapeutic actions of FGF21 and FGF19 in NASH. However, unlike FGF21, FGF19 also binds specifically to another FGFR known as FGFR4. We believe, based on published nonclinical studies and clinical trials, that activation of FGFR4 does not ameliorate the underlying steatosis and insulin resistance and is instead associated with undesirable biological effects such as elevating LDL-C and potentially increasing the risk of developing hepatocellular carcinoma.

As illustrated in Figure 7, the C-terminus of FGF21 initially binds to Klotho (A). This enables the N-terminus to form an expanded complex with one of the FGFRs (B). Once the co-receptor complex has formed with  Klotho and one of the FGFRs, a series of intracellular signaling cascades is initiated (C). These signaling cascades enable FGF21 to exert its biological functions, which include regulation of energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulation of pathways that mitigate against intracellular stress. FGF21 cannot signal through cell membranes without both an intact C-terminus and an intact N-terminus to bind, respectively, to Klotho and FGFR.

Figure 7—FGF21's two-step receptor binding with Klotho and FGFRs

Overcoming the limitations of native FGF21 as a therapeutic by rational engineering of a recombinant protein

FGF21's role in regulating whole-body metabolism and alleviating cellular stress makes it an attractive candidate with potential to treat metabolic diseases. Numerous nonclinical studies show that elevated levels of FGF21 protect against development of NASH histopathology and fibrosis resulting from a range of insults, including excess intake of fat and fructose, excess alcohol, a diet deficient in methionine and choline, and chemical toxins, such as carbon tetrachloride and nitrosamine.

However, there are several inherent limitations that mean using an unmodified form of human FGF21 would not be effective:

FGF21 is rapidly broken down in the bloodstream and cleared through the kidneys. The half-life of FGF21 is estimated to be less than two hours based on nonclinical studies in rodents and non-human primates. Extending the half-life of FGF21 requires reducing renal clearance and protecting both ends of the protein from proteolysis, the body's natural process for breaking-down a protein by cleaving it at specific sites. If the C-terminus of FGF21 protein is not intact, FGF21 is unable to bind to Klotho, and if the N-terminus is not intact, FGF21 is unable to signal through one of the FGFRs.

Recombinantly-expressed human FGF21, or rhFGF21, molecules are susceptible to aggregation when formulated into a solution suitable for injection into humans. Aggregation can disrupt binding of rhFGF21 to its receptors, thereby causing it to lose its biological activity. Aggregates of rhFGF21 can become so large they are insoluble and fall out of solution, or precipitate, leading to loss of biological activity in storage.

FGF21's cell signaling depends on binding affinity to a co-receptor complex of Klotho and FGFR1c/2c/3c, which have tissue-dependent expression. Reproducing native FGF21's biology depends on retaining both binding affinity to Klotho and balanced signaling through FGFR1c, FGFR2c and FGFR3c. For example, in adipose tissue FGFR1c appears to be the major signaling co-receptor, while in the liver FGFR2c and FGFR3c appear to be more important as signaling receptors. Thus, balanced in vivo FGFR agonism is necessary to ensure effective activation of FGFR1c, 2c and 3c throughout the body.

AKR-001 has been engineered to: (1) protect against proteolysis and reduce renal clearance, (2) provide a half-life of three to four days in humans by protecting against proteolysis, (3) minimize potential for aggregation in solution and (4) improve binding affinity for Klotho, while (5) retaining balanced agonism across FGFR1c, FGFR2c and FGFR3c. Figure 8 below illustrates the structural engineering of AKR-001, which is also further described in the text that follows. We believe AKR-001’s differentiated profile has the potential to result in a leading endocrine FGF analog, if approved, for treatment of NASH. This belief is based, in part, on AKR-001’s observed effects on lipoproteins and markers of insulin sensitivity, when viewed in the context of similar measurements taken in clinical trials with other endocrine FGF analogs.

Figure 8—Protein engineering of AKR-001

Fc-fusion (A). AKR-001 is an Fc-fusion protein, whereby a modified FGF21 is fused to the fragment crystallizable, or Fc, region of human immunoglobulin, or Ig, sub-type G1 antibody. Fusion with Fc is an established approach for increasing a biological molecule's half-life, enabling a longer dosing interval during which therapeutic concentrations can be maintained. Fc-fusion technology has been leveraged to produce multiple highly successful therapeutics approved by the FDA and the European Medicines Agency, or EMA, including Enbrel and Trulicity. These and other Fc-fusion protein products elicit minimal immune reactions in humans. AKR-001 is manufactured as a dimer, with two Fc-FGF21 molecules linked by two disulfide bridges to form a single molecule. The N-terminus of the FGF21 moiety is connected to the Fc portion of AKR-001 through a polyglycine-serine linker. Our patents include claims directed to Fc fusion with a recombinantly modified FGF21.

FGF21 mutation at position 98 (B). rhFGF21 is susceptible to aggregation, which can disrupt binding of rhFGF21 to its receptors, thereby reducing its biological activity, and cause instability of FGF21 during storage in solution. Substitution of a hydrophilic arginine residue for the hydrophobic leucine residue at position 98, labeled as L98R, was found to yield the lowest rate of aggregation of any FGF21 modification tested during AKR-001's development. We expect that AKR-001's resistance to aggregation will be consistent across large manufacturing lots and confer adequate stability in formulation for injection. Our patents include claims directed to an FGF21 polypeptide comprising this point mutation at position 98 in combination with other advantageous amino acid substitutions.

FGF21 mutation at position 171 (C). FGF21 is cleaved between amino acid positions 171 and 172 near the C-terminus of FGF21 by the proteolytic endopeptidase enzyme fibroblast activation protein, or FAP. FAP's action on FGF21 prevents binding to Klotho. Therefore, FGF21 loses its biological activity when cleaved by FAP. AKR-001 remedies this limitation through a point mutation that substitutes a glycine for the proline residue at position 171, which is labeled as P171G. An FGF21 analog without protection against FAP is likely to remain susceptible to FAP-induced degradation, thus losing its biological activity even if the N-terminus remains intact. Protecting against FAP appears to be particularly critical to using FGF21 as a therapeutic agent in patients with NASH because FAP is the most over-expressed protein in liver of patients with NASH relative to protein expression by healthy livers. Our patents include claims directed to an FGF21 polypeptide comprising this point mutation at position 171 in combination with other advantageous amino acid substitutions.

FGF21 mutation at position 180 (D). Stabilization of FGF21 at position 171 was found to increase FGF21's susceptibility to degradation at position 180. Subsequent empirical studies led to the discovery that substituting glutamic acid for alanine at position 180, labeled as A180E, confers further resistance to proteolysis and increases affinity for  Klotho. Our patents include claims directed to an FGF polypeptide comprising this point mutation at position 180 in combination with other advantageous amino acid substitutions.

We believe these modifications result in the improved half-life and adequate stability that have been observed with AKR-001, while preserving FGF21's balanced potency.

Demonstrating AKR-001's reproduction of FGF21's balanced potency

The engineering of AKR-001 was an empirical discovery process that incorporated in vitro and in vivo measurements of receptor agonism to assess which of many tested discovery candidates yielded the most attractive drug properties. AKR-001 was selected for clinical evaluation over earlier discovery candidates, which included a proprietary PEGylated FGF21 analog, identified as AMG-PEG21, and two versions of a two-point mutation Fc-fusion protein known as RG (with mutations at positions 98 and 171, but not 180), one of which had the Fc fused to the C-terminus (FGF21-Fc(RG)) while the other had it fused to the N-terminus of the modified FGF21 (Fc-FGF21(RG)). In comparative receptor agonism assays, as shown in Figure 9 below, AKR-001 exhibited the greatest potency for each of FGFR1c, FGFR2c, and FGFR3c among the candidates tested. Furthermore, as shown in Figure 10 below, the potency of AKR-001 for FGFR1c, FGFR2c and FGFR3c was comparable to that of recombinantly-expressed human FGF19, or rhFGF19, and rhFGF21. However, neither rhFGF21 nor AKR-001 are agonists of FGFR4, in contrast to rhFGF19's potent agonism of FGFR4.

Figure 11 shows the EC50 for each of the six compounds referenced above for each of FGFR1c, FGFR2c, FGFR3c, and FGFR4. EC50 refers to the half-maximal effective concentration, or the concentration at which one half of the maximal FGF receptor agonist effect is observed. Non-linear regression is used to model an agonist concentration-response curve, allowing interpolation of the EC50 from the observed data. For very low-potency agonists, such as FGF21's interaction with FGFR4, the agonist effect appears to be partial at the highest dose tested, so the EC50 cannot be calculated precisely.

Figure 9—Comparison of AKR-001's agonism of FGF receptors with three FGF21 discovery candidates identified prior to selecting AKR-001 for clinical evaluation

Figure 10—Comparison of AKR-001's agonism of FGF receptors with unmodified rhFGF19 and rhFGF21

Figure 11—Relative potency of rhFGF21, AKR-001, rhFGF19 and other discovery candidates against FGF receptors

Clinical validation of endocrine FGF receptor agonism

Data from clinical trials in NASH or high-risk NAFLD patients evaluating four different FGF compounds acting on FGFR1c, FGFR2c and/or FGFR3c further validate the potential of FGF21 agonism as a NASH treatment. One compound is an FGF19 analog, which has been observed to substantially reduce liver fat, to resolve NASH, and to reverse fibrosis in patients with NASH, but also appears to increase LDL-C. Published nonclinical and clinical data suggest that activation of FGFR4 increases LDL-C but does not meaningfully contribute to the pharmacodynamic effects of FGF19 on lipid metabolism in the liver. Consequently, we believe the optimal NASH therapeutic profile for an endocrine FGF analog is to have high, balanced potency for FGFR1c, 2c and 3c with minimal activity at FGFR4.

A second compound is a PEGylated FGF21 analog, which has been observed to extend FGF21 half-life to approximately 24 hours but does not have any modifications to FGF21’s amino acid sequence. Although the effects do not appear to be as substantial as those seen with FGF19 agonism, clinical data suggest that the PEGylated FGF21 analog reduced liver fat and had positive effects on markers of liver injury and fibrosis in NASH patients. PEGylation of other compounds has been shown to result in increased concentrations in liver relative to exposure in other organs, which may lead to greater activity on FGF receptors in the liver (FGFR2c and FGFR3c) than in adipose tissue (FGFR1c). Such an effect could account for the apparently smaller effects on adipose tissue lipolysis than those effects observed with FGF19 agonism or previously tested FGF21 analogs.

Two other compounds are based on a monoclonal antibody, or mAb, designed to target only FGFR1c and its co-receptor, βKlotho. Consistent with nonclinical data, preliminary clinical data in patients with NAFLD suggest that administration of these FGFR1c-specific agonists was associated with substantial reductions in liver fat and improvements in lipoproteins, which may be attributable to lower rates of adipose tissue lipolysis.

Taken together, clinical trials of these three compounds provide important evidence that activation of FGFR1c, FGFR2c, and FGFR3c has significant potential to treat patients with NASH.

AKR-001 has potential to address the five core processes underlying NASH pathogenesis

We believe intervening in the core processes underlying NASH pathogenesis is the most effective way to restore health to the liver of patients with NASH and reduce risk of cardiovascular disease, which is the leading contributor to mortality and morbidity among these patients. Figures 12 and 13 below illustrate how, by mimicking FGF21, AKR-001 has the potential to intervene in each of the five core processes underlying NASH pathogenesis. Figure 12 illustrates how AKR-001 acts to leverage whole-body metabolism to redirect calories away from the liver to peripheral adipose tissue, thereby reducing fat deposited in the liver and decreasing the rate of fat oxidation by the liver. Figure 13 depicts how AKR-001 acts to alleviate hepatocyte stress and to reduce inflammation and fibrosis of the liver. In nonclinical studies, it has been observed that FGF21 agonism protects hepatocytes and other cell types against cellular stress by modulating multiple specialized intracellular proteins called transcription factors, or TFs. As master regulators of gene expression, TFs ensure proteins appropriate to the needs of cells are produced at the right time and in the right amounts.

Figure 12—AKR-001's redirection of calories away from liver leads to lower fat deposition and reduced rate of oxidation of fat

Figure 13—AKR-001's suppression of pathways leading to cell death reduces downstream liver inflammation and fibrosis

FGF21 leverages whole-body metabolism to redirect calories away from liver to peripheral adipose tissue

We believe AKR-001 intervenes in the first step of NASH pathogenesis by redirecting calories, including calories derived from dietary fat (A1), carbohydrates and protein (B1) in the GI tract, away from the liver. This effect of AKR-001 appears to be mediated by enhancing insulin's action (A2 and B4) on adipose tissue to increase uptake of energy, which is stored as fat within adipose tissue (D1). Enhancing insulin's action also suppresses release of fat from adipose tissue, or lipolysis, back to the liver (D2). At the same time, it promotes greater uptake by adipose tissue of two forms of triglyceride transported by blood: VLDL secreted by liver (D3) and chylomicrons secreted by the GI tract (A2), thereby reducing plasma triglycerides (D4). The net effect of a sustained redirection of energy away from liver is to reduce both the amount of fat in liver and the rate of fat oxidation.

The beneficial impact of enhancing adipose tissue's sensitivity to insulin is clinically precedented by the observed ability of pioglitazone to reduce liver fat in patients with NASH. Likewise, FGF21 agonism has also been shown to improve insulin sensitivity in nonclinical studies. Translation of this effect to humans has been observed clinically with AKR-001. However, in contrast with pioglitazone, no weight gain was observed in clinical trials with AKR-001. FGF21 agonism also reduced plasma triglyceride levels in nonclinical studies. Again, the reduction in plasma triglyceride has been observed clinically with AKR-001, and with a third party's FGFR1c-specific FGF21 analog that likely acts primarily on adipose tissue.

Reducing fat deposited in liver and rates of fat oxidation by liver

Redirecting calories away from the liver to peripheral adipose tissue helps reduce accumulation of fat in the liver and decreases the rate of fat oxidation by the liver in patients with NASH. Specifically, AKR-001 is expected to act on all three sources of increased liver fat by:

•	reducing flow of fat from adipose tissue to liver by activating the FGFR1c receptor expressed in adipose tissue (D2), which leads to lower rates of fat oxidation (E);
•	redirecting carbohydrates and protein absorbed from the GI tract away from the liver to adipose tissue (B1), thereby reducing DNL-dependent deposition of fat in the liver (B2 and C); and

•	redirecting fat absorbed from the GI tract (A1) away from liver to adipose tissue (A2), which also reduces the amount of fat deposited in liver (C).

Nonclinical studies provide evidence that FGF21 agonism is associated with reduced steatosis. Mice with five-fold increases in FGF21 plasma levels due to overexpression of FGF21, as well as mice treated with rhFGF21, were observed to have less fat in the liver when fed a high-fat diet than appropriate controls. On the other hand, FGF21 knockout mice had higher liver fat, resulting in liver inflammation and fibrosis.

FGF21 agonism directly suppresses DNL in liver by suppressing a TF known as SREBP1c. Suppression of SREBP1c reduces the amount of lipid droplets, comprised of triglyceride and phospholipid species, deposited within hepatocytes, and lowers the amount of triglyceride secreted as VLDL into the circulation. FGF21’s inhibition of SREBP1c is believed to be mediated through FGFRs expressed in the liver, predominantly FGFR2c and 3c (B3). High levels of plasma triglyceride increase susceptibility of NASH patients to cardiovascular disease. Substantial reduction of plasma triglyceride by FGF21 would therefore be predicted to reduce risk of cardiovascular disease.

Reducing liver cell stress, injury and death

A key driver of NASH progression is hepatocyte stress (G), which is triggered by increased oxidative stress as well as stress caused by lipotoxicity, or excessive amounts of certain lipids, in the liver (F). FGF21 inhibits oxidative stress and lipotoxicity in two ways. First, as described above, FGF21 leverages multiple body systems to reduce the flux of fat through the liver, which limits fat oxidation and thus oxidative stress, and reduces levels of lipotoxic species e.g. saturated long-chain fatty acids. Second, FGF21 directly alleviates oxidative stress through induction of TFs known as PGC1 and NRF2, which induce expression of antioxidant enzymes that protect against oxidative stress by neutralizing free radicals. PGC1 also improves mitochondrial function, which reduces oxidative stress.

Alleviating oxidative stress and lipotoxicity reduces hepatocyte stress in the forms of less mitochondrial stress (G1), less DNA damage (G2), fewer lipid peroxides (G3), and less damaged proteins (G4). FGF21 agonism also directly limits stress caused by damaged proteins, through induction of a TF known as TFEB, which increases the capacity of lysosomes to break-down misfolded and damaged proteins arising from oxidative stress (H). This both reduces the UPR and allows cells to synthesize new proteins, such as the antioxidant enzymes necessary to protect against oxidative stress.

By reducing hepatocyte stress, FGF21 agonism mitigates progression from hepatocyte stress to apoptosis (I). FGF21 agonism also directly inhibits apoptosis by suppressing expression of a TF known as ATF4, which triggers apoptosis, particularly in response to ER stress.

Reducing inflammation and fibrosis

Inhibiting apoptosis helps mitigate the amount of danger signaling through DAMPs that trigger inflammation. In addition, data from nonclinical studies suggest that FGF21 agonism directly suppresses activation of macrophages, and by inference Kupffer cells (J2), thereby reducing release of pro-inflammatory cytokines (J3) and promoting a pro-repair macrophage phenotype. By inhibiting hepatocyte apoptosis and suppressing release of pro-apoptotic TNF and TGF from Kupffer cells, FGF21 agonism interrupts the pathological cycle of increased hepatocyte apoptosis and inflammation (J4). Further, in nonclinical studies in human-derived and rodent-derived hepatic stellate cell lines, FGF21 agonism was observed to directly inhibit collagen-producing myofibroblasts (K1), thereby reducing fibrogenesis (K2) and fibrosis (K3).

In sum, as shown in Figure 14 below, we believe FGF21 acts on both liver and adipose tissue to reduce the caloric burden on the liver, thereby lowering both the level of fat and rate of fat oxidation in hepatocytes, and acts directly and indirectly on the liver to reduce hepatocyte stress.

Figure 14—Potential Benefits of AKR-001 on NASH Pathogenesis

AKR-001 clinical development

Prior to our ongoing Phase 2a clinical trial, AKR-001 was administered to a total of 83 patients with T2D in two Phase 1 clinical trials. In a Phase 1b clinical trial, it was observed that AKR-001 substantially improved plasma lipoprotein levels, including reductions of up to 69% in triglycerides and 30% in non-HDL-C. In these clinical trials, it was also observed that administration of AKR-001 was associated with substantially improved markers of insulin sensitivity, including reductions of up to 37% in C-peptide and 55% in HOMA-IR. No changes in body weight were observed, except for isolated significant reductions at the highest dose tested. AKR-001’s effects were observed to be rapid, sustained and durable for at least two to three weeks after cessation of dosing.

These results are consistent with effects that would be expected for balanced agonism of FGFR1c, FGFR2c, and FGFR3c, without activating FGFR4, and suggest that AKR-001 has substantial potential as a treatment for NASH. The observed magnitude and significance of AKR-001’s biological effects on lipoprotein parameters and markers of insulin sensitivity are either equivalent to or greater than those reported to date in clinical trials of any other endocrine FGF analog.

On May 24, 2019, the FDA's Division of Gastroenterology and Inborn Errors Products cleared our IND to conduct a Phase 2a clinical trial evaluating AKR-001 in the treatment of NASH patients. We dosed our first patient for our Phase 2a clinical trial on July 2, 2019 and administered the first dose to the last-enrolled patient on December 16, 2019. This trial, the BALANCED study, is assessing the efficacy and safety of AKR-001 in patients with NASH, which will help inform dose selection for larger, longer-term trials.

Phase 1b clinical trial of AKR-001 in patients with T2D for 28 days

A Phase 1b clinical trial was conducted to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of AKR-001 in patients with T2D. This trial was a multicenter, randomized, double-blind, placebo-controlled, ascending multiple-dose clinical trial. Sixty-nine patients enrolled into one of eight cohorts were randomized to receive AKR-001 or placebo. Fifty-two patients received AKR-001 and 17 received placebo. Doses of 7mg, 21mg, 70mg and 140mg were administered subcutaneously either once every two weeks, or Q2W, or once weekly, or QW, over a 28-day treatment period. Patients in Q2W cohorts received doses of AKR-001 on Days 1 and 15, while subjects in QW cohorts received doses of AKR-001 on Days 1, 8, 15 and 22.

AKR-001 exhibited linear, dose-proportional pharmacokinetics

Linear, dose-proportional pharmacokinetics were observed across the range of AKR-001 doses tested. The observed median time of maximum serum concentration, or Tmax, ranged from two to 3.5 days. The observed half-life of the intact C-terminus of AKR-001 ranged from three to four days. By contrast, half-life of the intact C-terminus of other FGF21 analogs evaluated clinically in T2D or NASH patients has ranged from six to 24 hours. The three-to-four-day half-life of another FGF21 analog, which recently reported data from a Phase 1 single ascending dose study in healthy volunteers, appears similar to the three-to-four-day half-life of AKR-001.

As shown in Figure 15 below, there was an approximately two-fold accumulation of AKR-001 observed in serum following repeated QW administration, with steady state achieved by the third or fourth dose. No meaningful accumulation was observed following administration of two Q2W doses. QW dosing was also associated with a four-fold smaller peak-to-trough ratio than observed with Q2W dosing, suggesting that serum concentrations of AKR-001 are maintained more effectively with QW than Q2W dosing.

Figure 15: Pharmacokinetics of AKR-001 administered weekly and every other week

AKR-001 effects on pharmacodynamic measures of lipoproteins and insulin sensitivity following once-weekly or every-other-week dosing

Figures 16 and 17 below show effects on pharmacodynamic measures for patients treated with AKR-001 either QW or Q2W, respectively. Fasting levels of plasma glucose, insulin, C-peptide, plasma triglyceride, HDL-C, LDL-C and calculated HOMA-IR, as well as post-meal levels of free fatty acids, or FFA, and body weight were analyzed in accordance with the pre-specified statistical analysis plan. Fasting levels of plasma non-HDL-C, adiponectin and apolipoprotein B, or ApoB, have been derived from post-hoc analyses using a statistical methodology similar to that used for all pre-specified endpoints.

As shown in Figure 16 below, dose-related effects on pharmacodynamic measures were observed for the QW cohorts, with maximal or near-maximal effects achieved with the 70mg QW dose of AKR-001. Significant decreases in triglycerides and increases in HDL-C were observed for all dose groups, with additional significant decreases in non-HDL-C observed at doses greater than or equal to 70mg QW. Multiple markers of insulin sensitivity were also observed to be improved following treatment at a dose of 70mg QW. Significant decreases in C-peptide observed following the fourth dose of 21mg QW suggests that insulin sensitivity may be improved by longer-term treatment with doses lower than 70mg QW.

As discussed above, AKR-001 acts to redirect calories away from the liver to peripheral tissues, such as adipose tissue. Importantly, though, AKR-001 was observed to be weight-neutral in the four-week Phase 1b clinical trial, consistent with reports from earlier clinical studies with third-party FGF21 analogs. With AKR-001, there was a trend toward slight weight loss of up to 3% at 140mg QW and up to 2% at 70mg QW, which we do not believe contributed to the substantial improvement of lipoproteins and markers of insulin sensitivity observed at 70mg QW.

As shown in Figure 17 below, dose-related changes in fasting lipoprotein markers were also observed following Q2W dosing of AKR-001, with significant increases in HDL-C and adiponectin following treatment at doses greater than or equal to 21mg Q2W, and significant decreases in triglycerides at doses greater than or equal to 70mg Q2W, illustrating the biological impact of AKR-001’s half-life extension of three to four days even with an inter-dose interval equivalent to four half-lives.

A comparison of the magnitude of pharmacodynamic changes between the 70mg QW and 140mg Q2W cohorts underscores the additional benefit likely to be gained from weekly dosing. These two doses yielded approximately equivalent total drug exposure (7-day exposure of 31,900 day*ng/mL for 70mg QW vs. 14-day exposure of 55,600 day*ng/mL for 140mg Q2W). However, the magnitude and level of significance for effects at 70mg QW were much higher than at 140mg Q2W. On most measures, the effects observed at 70mg QW were two-fold or more higher than the corresponding changes at 140mg Q2W.

In Figures 16 and 17 below, N represents the number of patients in a particular group. P or p-values are commonly interpreted as the probability that random chance caused the result (e.g., a p-value = 0.001 suggests there is a 0.1% probability that the difference between placebo and treatment groups is due to random chance). A p-value of 0.05 or less is a commonly used threshold for statistical significance and may be supportive of a finding of efficacy by regulatory authorities. However, regulatory authorities, including the FDA and EMA, do not set strict statistical significance thresholds as criteria for marketing approval, instead maintaining flexibility to evaluate the overall risks and benefits of a treatment.

Figure 16: Pharmacodynamic effects of AKR-001 administered once-weekly (QW)

Placebo adjusted change from baseline (%)			
	7mg QW (N=6)	21mg QW (N=6)	70mg QW (N=6)	140mg QW (N=6)
Glucose[a]	+4	+5	-23*	-20
Insulin[a]	-20	-28	-49**	-50**
C-peptide[a]	-22	-29**	-39***	-45***
HOMA-IR[a]	-18	-24	-60***	-60***
Adiponectin[b]	+42	+62	+94**	+143***
Triglycerides[a]	-37**	-60***	-69***	-60***
HDL-C[a]	+28***	+38***	+61***	+37***
Non-HDL-C[a]	-12	-11	-30***	-34***
LDL-C[a]	-6	+7	-15	-28*
ApoB[b]	0	-16	-42***	-18
Post-Meal FFA[a]	+2	-10	-31**	-19**
Body Weight[a]	0	0	-1	-1

[a] Day 25; [b] Day 29; * = $p<0.05$; ** = $p<0.01$; *** = $p<0.001$; all p-values are nominal

Figure 17: Pharmacodynamic effects of AKR-001 administered every other week (Q2W)

Placebo adjusted change from baseline (%)			
	7mg Q2W (N=6)	21mg Q2W (N=6)	70mg Q2W (N=6)	140mg Q2W (N=6)
Glucose[a]	-3	+3	-6	-1
Insulin[a]	-8	-23	-15	-28
C-peptide[a]	+4	-13	-4	-26*
HOMA-IR[a]	-12	-22	-21	-29
Adiponectin[b]	+60	+73*	+65	+141***
Triglycerides[a]	-19	-29	-42**	-55***
HDL-C[a]	+2	+23*	+26**	+40***
Non-HDL-C[a]	-10	-4	-9	-23**
LDL-C[a]	-3	+13	-1	-15
ApoB[b]	-12	-15	-11	ND
Post-Meal FFA[a]	-18	+21	-4	+31
Body Weight[a]	+1	-1	-1	-2

[a] Day 18; [b] Day 29; * = p<0.05; ** = p<0.01; *** = p<0.001 ; all p-values are nominal; ND, not determined.

AKR-001 dose-related effects within target dose range of 21mg to 70mg QW

We have identified AKR-001 doses in the range of 21mg to 70mg QW as the target dose range for evaluation in future clinical trials in patients with NASH, including in the ongoing BALANCED study. In the Phase 1b clinical trial in patients with T2D, significant decreases in triglycerides and increases in HDL-C were observed even at the 7mg QW dose; however, improvements in insulin sensitivity, which we believe will have a therapeutic effect on NASH pathogenesis, appear to require at least a 21mg QW dose. Among all doses tested to date, 70mg QW appears to offer the greatest potential for the treatment of patients with NASH. The 140mg QW dose level did not appear to confer any meaningful benefit beyond the 70mg QW dose.

Figures 18 and 19 below illustrate the dose-related changes from baseline for lipoproteins and markers of insulin sensitivity, respectively, observed following administration of 21mg and 70mg QW doses of AKR-001, compared to placebo. Significant improvements for each marker of insulin sensitivity were observed at the 70mg QW dose, consistent with agonism of FGFR1c in adipose tissue. At 21mg QW, there were also indications of improved sensitivity to insulin, with a significantly lower level of C-peptide observed after the fourth dose, and a trend toward lower levels of insulin and lower calculated value of HOMA-IR. These data are consistent with the results of our pharmacokinetic and pharmacodynamic modeling, which suggests that a dose between 21mg and 70mg QW could provide roughly 60% to 75% or more of the beneficial effects observed at 70mg QW. Although liver fat was not measured in this trial, we believe the magnitude and robustness of effects on lipoproteins at 21mg and 70mg QW will likely translate into substantial reductions in liver fat with longer-term treatment.

Figure 18: AKR-001 effects (percent change from baseline) on lipoproteins and free fatty acids: placebo, 21mg QW, and 70mg QW

Figure 19: AKR-001 effects (percent change from baseline) on markers of insulin sensitivity: placebo, 21mg QW, and 70mg QW

Insulin[a]
0%
-10%
-20%
-30%
-40%
-50%
**
Placebo
21mg
70mg
HOMA-IR[a]
10%
0%
-10%
-20%
-30%
-40%
-50%
-60%
***
Placebo
21mg
70mg
Glucose[a]
15%
10%
5%
0%
-5%
-10%
-15%
-20%
*
Placebo
21mg
70mg
C-peptide[a]
20%
10%
0%
-10%
-20%
-30%
-40%
**
***
Placebo
21mg
70mg
Adiponectin[b]
120%
100%
80%
60%
40%
20%
0%
**
***
Placebo
21mg
70mg
[a] Day 25
[b] Day 29
* = p<0.05
** = p<0.01
*** = p<0.001

Figure 20 below provides the data underlying Figures 18 and 19, shown in units of mg/dL.

Figure 20: Absolute change in metabolic and lipoprotein parameters at target dose range of 21mg-70mg QW

AKR-001 70mg QW showed rapid, durable effects

AKR-001's effects on lipoproteins and markers of insulin sensitivity were observed to be rapid, consistent, and durable at the 70mg QW dose, with significant effects persisting after the fourth and final dose (on Day 22) for up to five weeks (on Day 57). Figure 21 below shows the observed effect of AKR-001 administered at the 70mg QW dose on HDL-C, non-HDL-C, and triglycerides at all time points from baseline through Day 57, plotted against serum AKR-001 concentration. Figure 22 below similarly provides an integrated-time course plot for markers of insulin sensitivity: glucose, insulin, C-peptide, and HOMA-IR. Data is shown in both figures as placebo-corrected percent change from baseline, which makes it possible to compare the magnitude of effects on multiple endpoints in the context of exposure to AKR-001. The red arrows indicate dosing on Days 1, 8, 15 and 22.

As shown in Figures 21 and 22, maximal or near maximal effects were observed by the third dose of 70mg QW for lipoproteins, and by the fourth dose for markers of insulin sensitivity. Reductions in triglyceride and increases in HDL-C were significant at all time points from Day 4 through Day 57, while non-HDL-C was significantly lower from Day 15 through Day 57. Taken together with published clinical data for third-party FGF21 analogs, the time-course and magnitude of changes in lipoproteins observed at the 70mg QW dose suggest that AKR-001 has the potential to rapidly and durably reduce liver fat in patients with NASH. Notably, AKR-001’s effects appear to be sustained for three weeks after the final dose, including significant increases of 39% in HDL-C and significant reductions of 28% and 67% in non-HDL-C and triglycerides, respectively, observed on Day 43.

Figure 23 below shows time-course plots for ApoB and adiponectin. These endpoints were measured only on Days 4, 15, 29 and 57. Significant improvements on both measures were observed by Day 15 at the 70mg QW dose of AKR-001. On both measures, a greater effect was observed on Day 29 than Day 15. No results for ApoB were available on day 57 for 70mg QW AKR-001.

Figure 21: Time-course plots of AKR-001 70mg QW lipoprotein effects

Figure 22: Time-course plots of AKR-001 70mg QW effects on markers of insulin sensitivity

Figure 23: Time-course plots of AKR-001 70mg QW effects on apolipoprotein B and adiponectin

AKR-001 safety and tolerability in Phase 1b clinical trial

AKR-001 was reported to be well-tolerated among 52 patients with T2D in a Phase 1b clinical trial conducted by Amgen. There were no patient deaths and no serious adverse events. The most common adverse events were gastrointestinal disorders, such as mild diarrhea and nausea, consistent with the experience following treatment with other FGF21 investigational drug products.

Withdrawals from investigational product due to adverse events, or AEs, were reported for six subjects in the Phase 1b clinical trial (AKR-001, N=5; placebo, N=1). Four of the patients to withdraw were in the 140mg QW group. We do not plan to investigate this dose level further. The reasons for withdrawal by each of the four subjects dosed at 140mg QW were reported to be diarrhea; vomiting; tremor; and tremor/nausea. The remaining two withdrawals (one following treatment with 7mg QW; one on placebo) were attributed by the investigator to hyperglycemia and were considered unrelated to investigational product. Subjects were washed off anti-diabetic medications two weeks prior to the first dose and remained so until end of study. Figure 24 below provides a summary of investigational product-related treatment-emergent adverse events and withdrawals.

Figure 24: Investigational product (IP)-related, treatment-emergent adverse events with two or more observations, and IP-related withdrawals from treatment

The most common treatment-related, treatment-emergent AEs at doses from 7mg to 70mg QW were nausea, diarrhea and increased appetite. All of these treatment-related AEs were assessed as mild in severity, except for one instance of injection site rash in the 21mg QW cohort assessed as of moderate severity. All of these treatment-related AEs were transient.

Seven of 52 subjects were observed to be positive for anti-AKR-001 antibodies post-baseline. Antibodies from the 7 subjects were non-neutralizing and did not appear to affect the pharmacokinetics or safety profile of AKR-001. Three of seven patients in the Phase 1b clinical trial who developed anti-AKR-001 antibodies returned for follow-up approximately two months after receiving the final dose of AKR-001. In all three of these patients, anti-AKR-001 antibodies could no longer be detected.

Phase 1a clinical trial in type 2 diabetic patients

An earlier Phase 1a, randomized, double-blind, placebo-controlled, ascending single-dose clinical trial was conducted by Amgen in patients with T2D to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of AKR-001. A total of 42 patients received a single-dose of either placebo (N=11) or AKR-001 (N=31) and completed the trial. Single subcutaneous, or SC, AKR-001 doses of 2.1mg, 7mg, 21mg, 70mg, or 210mg (N=6 per cohort) were administered. In addition, one patient received a single 70mg IV dose of AKR-001.

At doses of 21mg SC and higher, significant increases were observed in HDL (up to 50% increase on Day 14 after a single 70mg SC dose, p<0.001) along with significant reductions in triglycerides (up to 50% reduction on Day 11 after a single 70mg SC dose, p<0.001), compared to placebo. No changes were noted in metabolic parameters of glucose, insulin, glucagon and free fatty acids under fasted conditions at doses of 70mg SC or less. A significant reduction in body weight was observed by Day 5 in all dose groups at or above 21mg SC, with significant decreases in body weight following a single dose of 70mg SC observed on days 5 through 22, up to a maximum of a 2% decrease in body weight.

Doses of 70mg SC or less were reported to be well tolerated. Following administration of a 210mg dose, three of six subjects reported diarrhea and four of six subjects reported increased appetite. Neither diarrhea nor increased appetite were reported for subjects receiving any other dose of AKR-001. No other adverse events were reported by more than one subject. All adverse events were reported as either mild or moderate, with the exception of two adverse events graded as severe but considered unrelated to the investigational product by the investigator.

One subject experienced a severe adverse event of vasovagal syncope secondary to blood draw following randomization to the 2.1mg cohort, but prior to receiving any investigational product. This event was not considered related to investigational product by the investigator. The one subject who received AKR-001 70mg IV had a serious adverse event of cholecystitis initially reported as abdominal pain beginning on Day 11. The subject thereafter reported having experienced intermittent abdominal pain for many years. Findings from a subsequent cholecystectomy were consistent with chronic cholecystitis. This event was considered unrelated to investigational product by the investigator.

Anti-AKR-001 binding antibodies were detected in four of 31 subjects. In all instances the antibodies were non-neutralizing and did not appear to affect the tolerability profile or pharmacokinetics of AKR-001.

Ongoing Phase 2a clinical trial, the BALANCED study

We submitted our IND application to the FDA on April 24, 2019, which included a Phase 2a clinical trial protocol, audited draft reports for our 120-day toxicology studies in non-human primates and rodents, and stability data on drug product for use in the Phase 2a clinical trial. The FDA recommended additional trial design elements, which were incorporated into our final Phase 2a clinical trial protocol. The FDA cleared our IND on May 24, 2019. We dosed our first patient in the BALANCED study on July 2, 2019, and we closed enrollment for the main part of the study on December 16, 2019. The final liver fat measurement for completion of the primary analysis at week 12 was taken on March 6, 2020. We plan to expand the BALANCED study to include an additional cohort of subjects with NASH who have compensated cirrhosis (F4), Child-Pugh Class A, or Cohort C, with study initiation expected in the second quarter of 2020.

The BALANCED main study is a multicenter, randomized, double-blind, placebo-controlled, dose-ranging trial in biopsy-confirmed patients with NASH. We enrolled 80 total patients who were randomized to receive weekly subcutaneous dosing of AKR-001 or placebo for up to 16 weeks. The three active treatment arms are doses of 28mg, 50mg and 70mg QW, all within the target dose range of 21mg to 70mg QW based on observed results from the Phase 1b clinical trial. Figure 25 below illustrates key design elements of the BALANCED main study.

Figure 25: Clinical Trial Design of BALANCED Main Study

The primary objective of the BALANCED main study is to evaluate absolute change from baseline in hepatic fat fraction assessed by Magnetic Resonance Imaging—Proton Density Fat Fraction, or MRI-PDFF, at Week 12.

The secondary objectives of the BALANCED main study are to:

•	Evaluate percent change from baseline in hepatic fat fraction assessed by MRI-PDFF at Week 12;
•	Evaluate the proportion of patients who achieve a clinically meaningful reduction of at least 30% in relative liver fat content as measured by MRI-PDFF at Week 12;
•

Evaluate the responder based on NAFLD Activity Score (NAS) system of subjects who had a decrease of ≥ 2 points in NAS with at least a 1-point reduction in either lobular inflammation or hepatocellular ballooning and with no concurrent worsening of fibrosis stage; and

•

Assess the safety and tolerability of AKR-001 in subjects with NASH, including analyses of treatment-emergent adverse events, clinical chemistry and hematology, vital signs, electrocardiogram, body weight, and incidence of anti-AKR-001 antibodies.

Exploratory objectives of the BALANCED main study include:

•	Change from baseline in markers of liver injury and liver function;
•	Changes in biomarkers of liver fibrosis;
•	Changes in histological parameters on biopsies; and
•	Changes in markers of lipid metabolism, insulin sensitivity and glycemic control.

We plan to report 12-week top-line results related to the primary endpoint—including change from baseline in absolute liver fat and relative reduction in liver fat, as well as the proportion of patients who achieve at least a 30% relative reduction in liver fat—in the first quarter of 2020. As indicated in Figure 25, the study remains blinded through an additional four weeks of treatment to week 16. Safety and tolerability results will therefore be reported following completion of treatment along with secondary endpoints, including biopsy results, which we plan to report in the second quarter of this year.

We plan to expand the BALANCED study in Cohort C by enrolling thirty NASH subjects, demonstrated at baseline by liver biopsy to have cirrhosis with a fibrosis score of 4, who will be randomized 2:1 to receive either 50 mg of AKR-001 or placebo for 16 weeks. The selection of the 50 mg dose for this cohort is based on modeling of data from the Phase 1b trial in Type 2 diabetes as well as availability of drug product. The primary objective of this expansion Cohort C is to assess safety and tolerability of treatment with AKR-001 in NASH patients at greatest risk of progressing to end-stage liver disease. Additional objectives include evaluating the pharmacokinetics and pharmacodynamics of AKR-001, changes in liver stiffness as measured by fibroscan, and non-invasive markers of fibrosis, including Pro-C3 and ELF. Figure 26 below illustrates key design elements for Cohort C of the BALANCED study.

Figure 26: Clinical Trial Design for Cohort C of the BALANCED Study

Potential improvement of cardiovascular risk factors

We believe the effects observed following treatment with AKR-001 in clinical trials to date indicate that AKR-001 has potential to have cardiovascular benefits when tested in patients with NASH, for whom cardiovascular disease is the leading cause of death. Figure 27 below describes the extent of reduction in cardiovascular risk associated with improvement in individual lipoproteins, which are believed to be causal of cardiovascular disease. We believe these reductions help to provide context for the changes in lipoproteins observed in the Phase 1b clinical trial of AKR-001. If the magnitude of improvement in lipoprotein profiles is reproduced in patients with NASH in larger, longer-term trials, AKR-001 could have the potential to improve cardiovascular outcomes.

Figure 27: Rationale for AKR-001's potential cardiovascular benefits

Additional clinical data supporting FGF21 in treatment of NASH

Other endocrine FGF analogs in development have shown encouraging signs of liver fat reduction, improved lipid profiles and reduced fibrosis in clinical trials in patients with NASH or obese insulin resistant subjects with NAFLD. In a 24-week placebo-controlled clinical trial, daily injections of an FGF19 analog in NASH patients were reported to be associated with a 39% relative reduction in liver fat as measured by MRI-PDFF, compared with 13% for placebo. In addition, 38% of patients treated with active drug were observed to have a ≥1 stage improvement in fibrosis score with no worsening of NASH, compared with 18% for placebo. In a 16-week placebo-controlled clinical trial, daily and weekly injections of a PEGylated FGF21 analog in NASH patients were reported to be associated with 38% and 26% relative reductions in liver fat, respectively, compared with 6% for placebo, along with positive changes in Pro-C3, a marker of liver fibrogenesis. A clinical trial evaluating a single injection of a mAb developed to mimic FGF21's effects on FGFR1c and Klotho, but with no activity on FGFR2c and 3c, was reported in obese insulin resistant subjects with NAFLD to be associated with a 37% relative reduction of liver fat on Day 36. A placebo-controlled clinical trial in NAFLD subjects evaluating a different mAb FGF21 mimetic, also with activity at FGFR1c but not FGFR2c or FGFR3c, was reported to be associated with up to a 38% relative reduction of liver fat at adequately tolerated doses after 12 weeks of treatment. The pattern and magnitude of changes in plasma lipoproteins varied across these four analogs. The FGF19 analog and FGF21 mAbs substantially reduced plasma triglyceride and increased HDL-C in comparison to the PEGylated FGF21 analog. Treatment with the FGF19 analog was associated with a nearly 50% placebo-corrected increase in LDL-C. This increase in LDL-C is consistent with FGF19's potent agonism of FGFR4. Of the four FGF21 analogs tested in insulin resistant or type 2 diabetic subjects, three did not improve markers of insulin sensitivity or glycemic control, FGF19 analog, pegylated FGF21 and one of the FGFR1c-specific mAbs, while one of the FGFR1c-specific mAbs did.

Exclusive license agreement with Amgen Inc.

In June 2018, we entered into an exclusive license agreement with Amgen Inc., or Amgen, pursuant to which we have been granted an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products, or Products. In particular, we have been granted licenses under patents filed in both the United States and foreign jurisdictions that are owned or controlled by Amgen, including an exclusive license under certain patents claiming polypeptides comprised of an FGF21 portion with certain point mutations, a linker, and an Fc domain. Our exclusively licensed patents include, but are not limited to, the composition of AKR-001 and methods of using the same. In connection with the license, Amgen also licensed and transferred to us certain know-how related to the manufacture of AKR-001 as well as certain quantities of AKR-001 drug substance manufactured to Good Manufacturing Practices, or GMP, for clinical use, master cell bank, not-for-human use AKR-001 drug product suitable for nonclinical studies and critical reagents.

Pursuant to the terms of the license agreement, we must use commercially reasonable efforts to develop and commercialize a Product in each of several major market territories. In addition, Amgen provided us, at its expense, consulting support in connection with the transfer of the licensed materials and the exploitation of the Products. We are also entitled to sublicense the rights granted to us under the license agreement.

As initial consideration for the license, we paid Amgen an upfront payment of $5.0 million and also issued 2,653,333 shares of our Series A preferred stock to Amgen at the time of the initial closing in June 2018 with a subsequent 3,205,128 shares of our Series A preferred stock issued at the time of the second closing in November 2018, representing 10% of total shares outstanding at such times. In August 2019 we made an additional payment of $2.5 million in connection with dosing the first patient in our Phase 2a clinical trial, which was the first development milestone under the license agreement. As additional consideration for the license, we are required to pay Amgen up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specific commercial milestones. No commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. The royalty rate with respect to the net sales is subject to customary reductions, including in the event that the exploitation of a Product is not covered by a valid claim with the licensed patent rights. The royalty term will terminate on a country-by-country basis on the later of

(i) the expiration date of the last valid claim within the licensed patent rights, (ii) the loss of regulatory exclusivity in such country, and (iii) the tenth anniversary of the first commercial sale of such product in such country.

The license agreement shall expire upon the expiration of the last-to-expire royalty term for the Products in the territory. Upon expiration of the license agreement, the licenses granted to us shall be considered fully paid-up, irrevocable and non-exclusive. Either we or Amgen may terminate the license agreement if the other party commits a material breach of the agreement or defaults in the performance thereunder and fails to cure that breach within 90 days (or 30 days in the case of failure to make any payment as and when due under the agreement) after written notice is provided or in the event of bankruptcy, insolvency, dissolution or winding up. Amgen shall have the right to terminate the license agreement in full upon written notice to us in the event we, our affiliates or sublicensees, directly challenge the patentability, enforceability or validity of any licensed patents, unless, in the event of a sublicensee challenge, we terminate the sublicense within 60 days’ notice. We shall have the right to terminate the license agreement within 90 days written notice to Amgen if we conclude, due to scientific, technical, regulatory or commercial reasons, that the exploitation of the Products is no longer commercially practicable.

In connection with the license agreement, Amgen entered into certain stockholder agreements related to this investment. See "Certain relationship and related party transactions."

Intellectual property

Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims. As of December 31, 2019, we have licensed from Amgen Inc. approximately 157 patents and pending patent applications in the U.S. and foreign jurisdictions, including 125 granted U.S. and foreign patents and 32 pending U.S. and foreign patent applications. There are currently no pending U.S. provisional patent applications.

As of December 31, 2019, our patent portfolio relating to AKR-001 includes twelve issued U.S. patents, one pending U.S. patent application, and issued and pending foreign counterpart patents in Europe, Asia, Canada, Australia, and Mexico. Seven issued U.S. patents include claims directed to the AKR-001 product, the FGF21 polypeptide component of the AKR-001 product, nucleic acids encoding the product and related polypeptides, polypeptide multimers, related compositions, and methods of using AKR-001 to, e.g., treat diabetes, lower blood glucose in patients suffering from a metabolic disorder, improve glucose tolerance, lower body weight, or reduce triglyceride levels in patients. These issued U.S. patents are expected to expire in 2029. The pending U.S. patent application and related foreign counterparts are directed to a method of treating a patient with excess bile acid; if issued, the resulting U.S. patent is expected to expire in 2036. The portfolio further includes five issued U.S. patents that are directed to related polypeptides and methods of use.

In addition to patents, we rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that we have executed such agreements with all applicable counterparties, such agreements will not be breached, or that these agreements will afford us adequate protection of our intellectual property and proprietary rights. For more information, see "Risk factors—Risks related to our intellectual property."

Manufacturing and supply

We manage several external commercial manufacturing organizations, or CMOs, to develop and manufacture AKR-001.

AKR-001 drug substance is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and several chromatographic separation steps to yield product with target quality attributes. We have an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim, to manufacture GMP drug substance for future clinical trials and plan to enter into a future agreement for commercial supply at the appropriate time. We have successfully manufactured AKR-001 drug substance at commercial scale as an engineering run at Boehringer Ingelheim. Yield was comparable to the Good Manufacturing Practice (GMP) drug substance originally manufactured by Amgen. Analysis of the drug substance produced by Boehringer Ingelheim confirmed it met the same release specification as previously used for Amgen GMP drug substance.  The Company expects to release drug product produced in compliance with current GMP requirements by the fourth quarter of 2020.

We acquired approximately 475 grams of AKR-001 drug substance, or DS, as part of our license from Amgen, divided into 10 one-liter bottles and stored in frozen storage at –30 degrees Celsius. We used this DS, which was manufactured by Amgen in compliance with GMP, to prepare drug product for our Phase 2a clinical trial and to conduct  toxicology studies in rats and non-human primates to support our clinical program. GMP drug product was manufactured for use in our Phase 2a clinical trial by Vetter Pharma International GmbH.

The new GMP drug product used for the BALANCED study is based on an Amgen platform formulation used in the early stages of clinical development. It is stored as a frozen liquid until immediately before administration to trial subjects. We plan to use this same frozen liquid formulation in a Phase 2b clinical trial. We have engaged a third party to develop a new refrigerated liquid or freeze-dried, lyophilized formulation for use in Phase 3 clinical trials. The development of a medical device is envisaged for convenient subcutaneous administration of the new drug product formulation.

Sales and marketing

Successful marketing of a new drug for the treatment of NASH will require a targeted commercial infrastructure. We expect to begin making plans for commercialization following completion of our Phase 2a clinical trial. We have contracted with a third-party manufacturer, Boehringer Ingelheim, to support future clinical trials and the potential commercialization of AKR-001 with commercial-scale manufacturing. When appropriate, we intend to develop the commercial infrastructure required for bringing AKR-001 to patients in the United States, if approved. We also plan to evaluate options for delivering AKR-001, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., Allergan plc, AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc.,

Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Terns Pharmaceuticals, Inc., and Viking Therapeutics, Inc., are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

U.S. biological product development

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies performed in accordance with the FDA's Good Laboratory Practice (GLP) regulation;
•

submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval of a clinical trial protocol and related documentation by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial may be initiated;
•

performance of adequate and well-controlled human clinical trials according to FDA's regulations commonly referred to as Good Clinical Practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;

•

preparation of and submission to the FDA of a Biologics License Application, or BLA, for marketing authorization that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;

•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;
•	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
•	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Nonclinical and clinical development

Before testing any biological product candidate in humans, the product candidate enters the nonclinical testing stage. Nonclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLPs.

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of the nonclinical tests, including animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls (CMC) information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within the 30-day time period. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational drug, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing a clinical trial to begin, or that, once begun, issues or circumstances will not arise that delay, suspend or terminate such studies.

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor's control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its related documentation before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA may accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials typically are conducted in three sequential phases that may overlap or be combined:

Phase 1—The investigational product is initially introduced into healthy human subjects. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the cases of some products for severe of life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in the targeted patient population.

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning Phase 3 clinical trials.

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval or licensure and product labeling.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so called Phase 4 studies may be made a condition to approval of the BLA.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor's data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA submission and review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The BLA must include all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the performance goals and policies implemented by the FDA under the Prescription Drug User Fee Act, or PDUFA, for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. In both standard and priority reviews, the FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification. This review typically takes twelve months from the date the BLA is submitted to the FDA because the FDA has approximately two months to make a "filing" decision. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether a proposed product is safe, pure and potent, for its intended use, and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product's continued safety, purity and potency. Further, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve a product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP requirements. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product's safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited development and review programs

The FDA has various programs, including Fast Track designation, breakthrough therapy designation, accelerated approval and priority review, that are intended to expedite or simplify the process for the development and FDA review of biologics that are intended for the treatment of serious or life-threatening diseases or conditions. These programs do not change the standards for approval but may help expedite the development or approval process. To be eligible for Fast Track designation, new biological products must be intended to treat a serious or life-threatening condition and demonstrate the potential to address an unmet medical need for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new biologic may request the FDA to designate the biologic as a Fast Track product at any time during the clinical development of the product. One benefit of Fast Track designation, for example, is that the FDA may consider for review sections of the marketing application for a product that has received Fast Track designation on a rolling basis before the complete application is submitted.

Under the FDA's breakthrough therapy program, products intended to treat a serious or life-threatening disease or condition may be eligible for the benefits of the Fast Track program when preliminary clinical evidence demonstrates that such product may have substantial improvement on one or more clinically significant endpoints over existing therapies. Additionally, the FDA will seek to ensure the sponsor of a breakthrough therapy product receives timely advice and interactive communications to help the sponsor design and conduct a development program as efficiently as possible.

Any product is eligible for priority review if it treats a serious or life-threatening disease or condition and has the potential, if approved, to provide a significant improvement in safety and effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA's goal is to review an application in six months once it is filed, compared to ten months for a standard review.

Additionally, a product may be eligible for accelerated approval (also referred to as Subpart E approval). Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, as demonstrated by a surrogate or intermediate clinical endpoint, may receive accelerated approval. Specifically, this means that they may be approved on the basis of clinical data establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA may require that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Pediatric information

Under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 of Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints, and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, and/or other clinical development programs.

Post-Approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for ongoing compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer's communications on the subject of off-label use of their products.

U.S. patent term restoration and marketing exclusivity

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product's approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission data of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The United States Patent and Trademark Office, or U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our patents, if and as applicable, to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including some regulatory exclusivity periods tied to patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, a reference biological product is granted four and 12 year exclusivity periods from the time of first licensure of the product. FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. "First licensure" typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the "first licensure" of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Other U.S. healthcare and Data Privacy laws and compliance requirements

In the United States, our current and future operations are subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended, as applicable.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor _does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act, such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act, or FCA (discussed below).

The federal false claims and civil monetary penalty laws, including the FCA, which can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs, such as Medicare and Medicaid, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. For instance, historically, pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, as well as the California Consumer Privacy Act of 2018 (the "CCPA"), impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances. For example, in California the CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Many of the state laws differ from each other in significant ways and are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

We may develop products that, once approved, may be administered by a physician. Under currently applicable U.S. law, certain products not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Medicare Part B is part of original Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary's health condition. As a condition of receiving Medicare Part B reimbursement for a manufacturer's eligible drugs, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of HHS as a condition for states to receive federal matching funds for the manufacturer's outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private "qui tam" actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, pricing and reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and in foreign markets, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, such as Medicare and Medicaid, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from third-party payors are critical to new product acceptance.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor's determination that use of a therapeutic is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Coverage may also be more limited than the purposes for which the product is approved by the FDA or comparable foreign regulatory authorities. Reimbursement may impact the demand for, or the price of, any product for which we obtain regulatory approval.

Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with branded drugs and drugs administered under the supervision of a physician. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A third-party payor's decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Private third-party payors tend to follow Medicare coverage and reimbursement limitations to a substantial degree, but also have their own methods and approval process apart from Medicare determinations. Therefore, one payor's determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Different pricing and reimbursement schemes exist in other countries. In the European Union, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if third-party payors fail to provide coverage and adequate reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the United States has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare reform

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, the current discount owed as of January 1, 2019 pursuant to the Bipartisan Budget Act of 2018, or BBA) point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	expansion of healthcare fraud and abuse laws, including the FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•	requirements to report certain financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•	establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•	a licensure framework for follow on biologic products.

Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration's budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a "Blueprint", or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While a number of these and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Government regulations outside the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, research and development, clinical trials, testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biological products as well as authorization and approval of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country's national health authority and an independent ethics committee, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country's requirements, the corresponding clinical trial may proceed. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Regulation in the European Union

In the European Union, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the European Union and national levels. To obtain regulatory approval of an investigational product under European Union regulatory systems, we must submit a Marketing Authorization Application, or MAA. The application used to submit the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, region-specific document requirements. The European Union also provides opportunities for market exclusivity. For example, in the European Union, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents regulatory authorities in the European Union from referencing the innovator's data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. However, there is no guarantee that a product will be considered by the European Union's regulatory authorities to be an innovative medicinal product, and products may not qualify for data exclusivity.

Pediatric development in the European Union

In the European Union, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The marketing authorization application for the product must include the results of pediatric clinical trials conducted in accordance with the PIP, unless a waiver applies, or a deferral has been granted, in which case the pediatric clinical trials must be completed at a later date. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

Post-approval controls in the European Union

The holder of a marketing authorization must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or postauthorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved Summary of Product Characteristics, or SmPC, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each European Union Member State and can differ from one country to another.

European data collection

The collection and use of personal health data in the European Union is governed by the provisions of the Data Protection Directive, and as of May 2018 the General Data Protection Regulation, or GDPR. This directive imposes more stringent requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The Data Protection Directive and GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the Data Protection Directive, the GDPR, and the related national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules, specifically fines are increased to levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher). The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. We are subject to the GDPR if we have a presence or "establishment" in the European Union or E.U. (e.g. E.U. based subsidiary or operations), when conducting clinical trials with E.U. based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner) or offering approved products or services (if relevant) to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations). The GDPR regulations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

European Union drug marketing

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Rest of world regulation

For other countries outside the European Union and the United States, such as countries in Eastern Europe, Latin America, Middle East, or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, or criminal prosecution.

Additional regulation

In addition to the foregoing, local, state and federal laws regarding such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations. We may incur significant costs to comply with such laws and regulations now or in the future.

Employees

As of March 6, 2020, we employed 13 full-time employees, including seven in research and development and six in general and administrative and one part-time employee. Five of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Corporate Information

We were incorporated under the laws of the state of Delaware on in January 2017 as Pippin Pharmaceuticals, Inc. On May 16, 2018, we changed our name to Akero Therapeutics, Inc. Our mailing address and executive offices are located at 170 Harbor Way, 3rd Floor, South San Francisco, California 94080 and our telephone number at that address is (650) 487-6488. We maintain an Internet website at the following address: www.akerotx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.akerotx.com, under “Investors – Corporate Governance.”

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any such risks or uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in this Annual Report, including in the foregoing Business section and later in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings and public statements. The trading price of our common stock could decline due to any of these risks, and as a result, our stockholders may lose all or part of their investment. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition or results of operations.

Risks related to our business, financial position, and need for additional capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2019 and 2018, we reported net losses of $43.8 million and $81.7 million, respectively. The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti- dilution right liability. As of December 31, 2019, we had an accumulated deficit of $130.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

Though AKR-001 is currently in Phase 2a clinical development, we do not expect to receive revenue from AKR-001 for a number of years, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until AKR-001, or any future product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our ability to generate future product revenue from AKR-001 or any future product candidates also depends on a number of additional factors, including our, or our current and future contractors’ and collaborators’, ability to:

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

As of December 31, 2019, we had $136.4 million of cash, cash equivalents and short-term marketable securities, which includes proceeds from our initial public offering, or IPO, of $95.5 million, net of underwriting discounts, commissions and offering expenses. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We acquired worldwide, exclusive rights to AKR-001 pursuant to our license agreement with Amgen, which we refer to as the Amgen Agreement. Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $5.0 million to Amgen and also issued 2,653,333 shares of our Series A convertible preferred stock to Amgen at the time of the initial closing of our Series A Preferred Stock financing in June 2018, with a subsequent 3,205,128 shares of our Series A convertible preferred stock issued at the time of the second closing of the Series A Preferred Stock financing in November 2018. On July 2, 2019, we announced the dosing of the first patient in our Phase 2a clinical study of AKR-001, which resulted in a $2.5 million milestone obligation under the Amgen Agreement. As additional consideration for the license, we are required to pay Amgen remaining aggregate milestone payments of up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. AKR-001 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our ongoing Phase 2a clinical trial, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

To date, we have not manufactured the drug substance (active pharmaceutical ingredient, or API) for our product candidate under GMP conditions as a company. While we received a supply of AKR-001 drug substance from Amgen that we believe provides sufficient quantities to complete our ongoing Phase 2a clinical trial, we have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make new drug substance to support future clinical trials and for commercial sale, if approved. To date, transfer of the former Amgen drug substance manufacturing process to our third-party contract manufacturer has been completed successfully at pilot scale. Our contract manufacturer may not be able to scale up the manufacturing process as practiced by Amgen in a timely manner to support our future clinical trials. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

The manufacture of our product candidate requires significant expertise and capital investment, including the development of advanced manufacturing techniques and in-process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated and qualified process needed for pivotal clinical trials and commercial launch. These problems include failure to meet target production costs and yields, failure to meet product release specifications, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidate or any future product candidates will not occur in the future.

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or finished drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

In addition, we plan to develop a new drug product formulation for late stage clinical trials and commercialization. We have entered into a contract with a formulation development company, Coriolis Pharma Research GmbH, to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, we plan to select one approach to progress for use in Phase 3 clinical development. We also plan to begin development of a pen-type autoinjector for the new drug product formulation in advance of commercialization. There is no assurance that we will be successful in developing a new drug product formulation or an autoinjector on a timely basis or at all, which could impede our development and commercialization strategy for AKR-001. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and autoinjector, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of AKR-001, if approved.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of December 31, 2019, we had thirteen full-time employees. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We incur significant costs and expend significant time and effort, as a result of operating  as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which will require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. As a public company, we are subject Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules and regulations of Nasdaq. These regulations impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. As  a public company, we are now required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm.

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers.

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

If we fail to comply with these rules, including maintaining proper and effective systems of internal controls over financial reporting, the accuracy and timeliness of our financial reporting may be adversely affected, and we could be subject to sanctions or other penalties that would harm our business.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate consolidated financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with generally accepted accounting principles. If we identify any material weakness or significant deficiency, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. We also could become subject to investigations by Nasdaq, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate consolidated financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

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

There is intense competition for qualified personnel, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of our product candidate or any future product candidates. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

We may develop AKR-001 and future product candidates in combination with one or more approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

Identifying and qualifying patients to participate in our current and future clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete our Phase 2a clinical trial and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in our Phase 2a clinical trial and subsequent clinical trials.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., Allergan plc, AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Genfit SA, Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Terns Pharmaceuticals, Inc. and Viking

Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.  It is also possible that global health concerns such as this one could disproportionately impact the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operation and financial condition.

Changes in tax laws could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department.  Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the ‘‘Tax Cuts and Jobs Act,’’ or the Tax Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The Tax Act, among other things, included a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, a limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), a limitation of the deduction for net operating losses to 80% of current year taxable income and an elimination of net operating loss carrybacks, in each case, for losses generated after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits (including a reduction to the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as ‘‘orphan drugs’’). Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $51.1 million and $10.2 million, respectively, and federal and state research and development tax credit carryforwards of $1.1 million and $0.2 million, respectively. If not utilized, such NOL carryforwards (other than any federal NOL carryforwards arising in taxable years ending after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2032, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, NOL carryforwards generated in tax years ending after December 31, 2017 are not subject to expiration. However, utilization of NOL carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such NOL carryforwards. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced ownership changes on March 24, 2017 and on June 7, 2018 as a result of pre-IPO financing activities and we may experience ownership changes again in the future, some of which may be outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. For example, in December 2018, the FDA published draft guidance regarding NASH clinical development on which we relied, in part, in designing our Phase 2a clinical trial of AKR-001 in that indication. However, this guidance is not yet final and is subject to change, and the FDA or comparable foreign regulatory authorities may adopt new or contradictory guidance in the future.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and  legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2029. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare

Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Additionally, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, in December 2019, the FDA issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

•

the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members.  Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•

analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The state of California, for example, recently adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation (“GDPR”) (discussed below in the European Data Collection subsection). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has officially left the EU.

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

We cannot be sure that we will be able to continue development of AKR-001, or submit INDs or similar applications for any future product candidates, on the timelines we expect, if at all. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for additional preclinical studies and clinical trials. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical studies and clinical trials will enable any future clinical trials to begin under a proposed protocol.

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

Even if we obtained regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. For example, if AKR-001 is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (also referred to as Subpart E regulations), we will be required to conduct additional confirmatory clinical trials demonstrating the clinical benefit on the ultimate outcome of NASH. Further, even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or any future product candidates or the manufacturing facilities for our product candidate or any future product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

•	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	require that we conduct post-marketing studies;
•	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	seek an injunction or impose civil or criminal penalties or monetary fines;
•	suspend marketing of, withdraw regulatory approval of or recall such product;
•	suspend any ongoing clinical trials;
•	refuse to approve pending applications or supplements to applications filed by us;
•	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
•	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Risks related to our reliance on third parties

We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We depend and will continue to depend upon third parties, including independent investigators, to conduct our clinical trials under agreements with universities, medical institutions, CROs, strategic partners and others. We expect to have to negotiate budgets and contracts with CROs and trial sites, which may result in delays to our development timelines and increased costs.

We rely heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with good clinical practice, or GCP, requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

The third parties who conduct our future clinical trials are not our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Although we are still evaluating the JOBS Act, we currently intend to take advantage of some, but not all, of the reduced regulatory and reporting requirements that will be available to us so long as we qualify as an “emerging growth company” and “smaller reporting company.” We have elected to avail ourselves of this exemption and, therefore, we are not subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations. In addition, our independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Likewise, so long as we qualify as a “smaller reporting company” or an “emerging growth company,” we may elect not to provide you with certain information, including certain financial information and certain information regarding compensation of our executive officers, that we would otherwise have been required to provide in filings we make with the SEC, which may make it more difficult for investors and securities analysts to evaluate our company. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile and may decline.

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

Item 1B.  Unresolved Staff Comments.

None

Item 2.  Properties.

We lease office space where our corporate headquarters are located, which consists of 3,691 square feet located at 170 Harbor Way, South San Francisco, California. Our lease expires on February 27, 2021, subject to automatic renewals for successive thirty (30) day periods.

On February 14, 2020, the Company entered into a seven-year lease agreement for 6,647 square feet of office space in South San Francisco, California.  Under the agreement, the Company is required to make $2.3 million in minimum payments during the lease term, which does not automatically renew.  The Company anticipates that it will assume occupancy in June 2020. We believe our current office space is sufficient to meet our office needs until the expiration of the leases, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 6, 2020, there were 11 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant.

Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Recent Sales of Unregistered Securities

Set forth below is information regarding stock options granted and exercised by us during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Included is the consideration, if any, we received for such shares and options and information relating to the section of the Securities Act or the Securities and Exchange Commission, under which exemption from registration was claimed.

Grants and Exercises of Stock Options under Equity Plans

During the period covered by this Form 10-K, we granted options to purchase an aggregate of 1,111,826 shares of common stock, with exercise prices ranging from $6.36 to $7.01 per share, to directors, employees and consultants pursuant to our 2018 Stock Option and Grant Plan, as amended (the “2018 Plan”). In 2019, 655,710, shares of common stock were issued for gross proceeds of $0.4 million upon the exercise of stock options pursuant to the 2018 Plan.

From January 1, 2019 to our initial public offering on June 19, 2019, 487,933 shares of common stock were issued by us in connection with the exercise of certain employee stock options for a total of $0.3 million, to officers of the Company who render bona fide services under a written agreement, none of which services are in connection with the offer and sale of securities in a capital-raising transaction and are exempt from registration under Rule 701 promulgated under Section 3(b) of the Securities Act.

No underwriters were involved in the foregoing issuance of securities. The issuances of the securities described above were deemed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act or Rule 701 promulgated under the Securities Act as transactions pursuant to compensatory benefit plans. The shares of common stock issued upon the exercise of options are deemed to be restricted securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

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

Information related to use of proceeds from registered securities is incorporated herein by reference to the “Use of Proceeds” section of our initial public offering as described in our final prospectus dated June 19, 2019 and filed with the SEC on June 20, 2019 pursuant to Rule 424(b)(4) of the Securities Act. There has been no material change in the planned use of proceeds as described in our final prospectus.

Item 6.  Selected Financial Data.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in Part 1, Item 1A, “Risk Factors” in this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines that restore metabolic balance and improve overall health for NASH patients. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, AKR-001, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that regulates metabolism of lipids, carbohydrates and proteins throughout the body. FGF21 also plays a critical role in protecting many types of cells from various forms of stress. In previous clinical trials in patients with type 2 diabetes, or T2D, administration of AKR-001 was associated with substantial improvements in lipid metabolism and insulin sensitivity. We believe these data, coupled with clinical results from other FGF21 analogs, demonstrate AKR-001's potential to serve as a cornerstone for the treatment of NASH. We are currently conducting a Phase 2a clinical trial, the BALANCED study, which is evaluating AKR-001 in the treatment of NASH patients. We expect to complete collection of data for the BALANCED main study week 12 primary endpoint, and report top-line results related to reductions in liver fat, in the first quarter of 2020. Top-line results related to secondary endpoints, including safety and tolerability as well as paired biopsies, will be reported in the second quarter of 2020. We also plan to expand the BALANCED study to include an additional cohort of subjects with NASH who have compensated cirrhosis (F4), Child-Pugh Class A, with study initiation expected in the second quarter of 2020.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to AKR-001, research and development activities for AKR-001, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock and the initial public offering of our common stock.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of AKR-001 and any future product candidates. Our net losses were $43.8 million and $81.7 million for the years ended December 31, 2019 and 2018, respectively. The net loss for the year ended December 31, 2018 included non-cash charges of $62.2 million related to the change in fair value of our preferred stock tranche obligation and $5.8 million related to the change in fair value of our anti-dilution right liability. As of December 31, 2019, we had an accumulated deficit of $130.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance AKR-001 through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of December 31, 2019, we had cash,  cash equivalents and short-term marketable securities of $136.4 million.

Components of our results of operations

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

Other income (expense), net

Change in fair value of preferred stock tranche obligation

In connection with our June 2018 issuance and sale of Series A preferred stock, we provided for a first tranche closing, a second tranche closing, and a call option to purchase additional shares of Series A preferred stock. We classified the preferred stock tranche obligation for the future purchase and option to purchase Series A preferred stock as a liability on our consolidated balance sheets as the preferred stock tranche obligation is a freestanding financial instrument that will require us to transfer equity instruments upon future closings of the Series A preferred stock. The preferred stock tranche obligation liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock tranche obligation are recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred stock tranche obligation were recognized until the tranche obligations were fulfilled or otherwise extinguished in the fourth quarter of 2018.

In November 2018, in connection with our issuance and sale of Series A preferred stock, we satisfied our obligation to issue additional shares under the second tranche closing and accordingly reclassified the carrying value of the preferred stock tranche obligation associated with the future purchase obligation, equal to the then current value of $32.8 million, to the carrying value of the Series A preferred stock. In December 2018, in connection with our issuance and sale of Series B preferred stock, we terminated the option to purchase Series A preferred stock provided under the Series A Preferred Stock Purchase Agreement, or 2018 Series A Agreement. We accounted for the termination of the call option associated with the preferred stock tranche obligation as a liability extinguishment between related parties and recognized a gain on extinguishment of $36.8 million, equal to the then current fair value, within additional paid-in capital in the statement of stockholder's equity (deficit).

Change in fair value of anti-dilution right liability

We classified the anti-dilution right under our license agreement with Amgen Inc., or the Amgen Agreement, as a derivative liability on our consolidated balance sheets as the anti-dilution right represented a freestanding financial instrument that required us to transfer equity instruments upon future equity closings. The anti-dilution right liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. The issuance date fair value of the derivative liability was recognized as a research and development expense upon entering into the agreement with Amgen. Changes in the fair value of the anti-dilution right liability were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the anti-dilution right liability were recognized until the anti-dilution rights obligation was satisfied in the fourth quarter of 2018.

In November 2018, in connection with our issuance and sale of Series A preferred stock, we satisfied our anti-dilution rights obligation under the Amgen Agreement by issuing 3,205,128 shares of Series A preferred stock to Amgen for a total value of $7.4 million. We reclassified the carrying value of the anti-dilution right liability, equal to the then current fair value of $7.4 million, to the carrying value of the Series A preferred stock.

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on our cash,  cash equivalents and short-term marketable securities.

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $51.1 million and $10.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $48.8 million, which may be carried forward indefinitely As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $1.1 million and $0.2 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2032. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$37,046	$11,882	$25,164	212%
General and administrative	8,605	1,896	6,709	354%
Total operating expenses	45,651	13,778	31,873	231%
Loss from operations	(45,651)	(13,778)	(31,873)	(231)%
Other income (expense), net:
Change in fair value of preferred stock tranche obligation	—	(62,150)	62,150	*
Change in fair value of anti-dilution right liability	—	(5,765)	5,765	*
Other income (expense), net	1,896	(21)	1,917	*
Total other income (expense), net	1,896	(67,936)	69,832	*
Net loss	$(43,755)	$(81,714)	$37,959	46%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$33,978	$10,894	$23,084	212%
Personnel and related costs	3,068	988	2,080	211%
Total research and development expenses	$37,046	$11,882	$25,164	212%

Research and development expenses were $37.0 million for the year ended December 31, 2019, compared to $11.9 million for the year ended December 31, 2018. Direct costs for our AKR-001 program increased $23.1 million during the 2019 period,  with $15.3 million related to third-party contract manufacturing,  $11.3 million related to external

CRO costs associated with our ongoing Phase 2a clinical trial, $2.0 million related to other third-party development studies and $2.5 million was a clinical milestone paid to Amgen. The 2019 period did not include $8.0 million in one-time cash and non-cash charges associated with the Amgen license that were incurred during the 2018 period.  Personnel and related costs increased $2.1 million during the 2019 period related to the hiring of personnel in our research and development department.

General and administrative expenses

General and administrative expenses were $8.6 million for the year ended December 31, 2019 compared to $1.9 million for the year ended December 31, 2018. Increased personnel costs accounted for $3.4 million of the increase, primarily due to hiring additional personnel in our general and administrative functions related to our growth in becoming a public company. Legal, accounting,  other professional service fees and rent increased $3.3 million,  also related to our growth in becoming a public company.

Other income (expense), net

Other income (expense), net for the year ended December 31, 2019 is comprised primarily of $1.9 million of interest income from our cash, cash equivalents and short-term marketable securities. We did not record interest income for the year ended December 31, 2018.

Other expense for the year ended December 31, 2018 was $67.9 million, consisting of $62.2 million and $5.8 million in expenses related to the changes in fair value of the preferred stock tranche obligation and the fair value of the anti-dilution right liability, respectively.

Liquidity and capital resources

From our inception through December 31, 2019, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and common stock in our initial public offering. Through December 31, 2019, we had received gross proceeds of $196.3 million from sales of our redeemable convertible preferred stock and the initial public offering of our common stock. As of December 31, 2019, we had cash, cash equivalents and short-term marketable securities of $136.4 million. We have invested our cash resources primarily in liquid money market accounts and corporate debt securities.

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

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(35,627)	$(4,625)
Net cash used in investing activities	(71,513)	(5,000)
Net cash provided by financing activities	95,988	85,007
Net (decrease) increase in cash, cash equivalents and restricted cash	$(11,152)	$75,382

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2019 was $35.6 million, consisting of a net loss of $43.8 million, which was partially offset by non-cash charges of $1.8 million for stock-based compensation expense and net cash provided by changes in our operating assets and liabilities of $6.5 million.  The change in operating assets and liabilities was primarily due to a reduction in accrued expenses and other current liabilities of $7.4 million,  of which $6.1 million was due to the timing of payments to our clinical research organization, or CRO, and contract manufacturing organization, or CMO, vendors and $1.3 million was related to employee compensation.  These amounts were partially offset by a $0.5 million increase in prepaid expenses and other current assets and a $0.4 million decrease in accounts payable, both related to the timing of prepayments and payments to our CROs,  CMOs and insurance vendors.

Cash used in operating activities for the year ended December 31, 2018 was $4.6 million, resulting from our net loss of $81.7 million, partially offset by non-cash charges of $76.0 million primarily related to our issuance of preferred stock to Amgen, changes in the fair value of preferred stock tranche obligation and anti-dilution right liability and net cash provided by changes in operating assets and liabilities of $1.1 million. Net cash provided by changes in our operating assets and liabilities primarily consisted of a $1.3 million increase in accounts payable due to outstanding invoices to CROs and other vendors in connection with our increased level of operating activities in 2018 and a $0.8 million increase in accrued expenses, which was primarily due to increased costs associated with our AKR-001 program. Increases were partially offset by an increase in prepaid expenses and other assets of $1.1 million primarily attributed to CRO deposits related to our clinical trials for AKR-001.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2019 was $71.5 million, consisting of purchases of short-term marketable securities.

Cash used in investing activities for the year ended December 31, 2018 was $5.0 million, consisting of licensing fees related to the acquisition of technology under the Amgen Agreement.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2019 was $96.0 million, consisting of $98.4 million of IPO proceeds, net of underwriting discounts and commissions, offset by $2.9 million of related offering costs and $0.5 million in proceeds from the exercise of stock options and the issuance of employee stock purchase shares.

Cash provided by financing activities for the year ended December 31, 2018 was $85.0 million, primarily consisting of proceeds from our issuances of Series A and Series B preferred stock, net of issuance costs of $0.4 million.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, with the closing of our IPO, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities.  The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for AKR-001 or any future product candidates we may develop;
•	our ability to maintain our license to AKR-001 from Amgen;
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

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of December 31, 2019:

	Payments due by period
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years
	(in thousands)
Third-party contract research and manufacturing commitments (1)	$4,358	$4,358	$—	$—	$—
Operating lease commitments (2)	402	322	80	—	—
Total contractual obligations	$4,760	$4,680	$80	$—	$—

(1)

Amounts reflect the non-cancelable purchase commitments under agreements with our external CROs and CMOs, which we have engaged to conduct clinical and nonclinical development activities and clinical trials and to manufacture clinical development materials.

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

On February 14, 2020, the Company entered into a seven-year lease agreement for 6,647 square feet of office space in South San Francisco, California.  Under the agreement, the Company is required to make $2.3 million in minimum payments during the lease term. Minimum payments due as a result of the new lease agreement are excluded from the table above.

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

Under the Amgen Agreement, we are obligated to make aggregate milestone payments of up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages.  The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in July 2019.

Critical accounting policies and significant judgments and estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Cash and cash equivalents

We consider all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Short-term marketable securities

We invest in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. We classify our short-term marketable securities as available-for-sale securities and report them at fair value in cash equivalents or short-term marketable securities on the consolidated balance sheets with related unrealized losses included within accumulated other comprehensive loss on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

"	vendors in connection with nonclinical development activities;
"	CROs and investigative sites in connection with nonclinical studies and clinical trials; and
"	CMOs in connection with the production of nonclinical and clinical trial materials.

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage nonclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based compensation

We measure all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. We account for forfeitures as they occur. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. We completed our IPO in June 2019 and accordingly, we lack sufficient company-specific historical and implied volatility information for our shares traded in the public markets. Therefore, we estimate our expected share price volatility based on the historical volatility of publicly traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our own traded share price. The expected term of our stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date.

Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

Stock-based compensation expense was $1.8 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had $15.6 million of unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 3.08 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Valuation of preferred stock tranche obligation

In connection with our issuance of Series A preferred stock in June 2018, we recognized a preferred stock tranche obligation. We classified the preferred stock tranche obligation for the future purchase, and option to purchase, Series A preferred stock as a liability on our consolidated balance sheets as the preferred stock tranche obligation is a freestanding financial instrument that required us to transfer equity instruments upon future closings of the Series A preferred stock. The preferred stock tranche obligation was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock tranche obligation were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred stock tranche obligation were recognized until the tranche obligations were fulfilled or otherwise extinguished in the fourth quarter of 2018.

The fair value of the liability was estimated based on results of a third-party valuation performed in connection with the issuance of Series A preferred stock in June 2018. We determined that this valuation represented the fair value of the liability at the reporting date. The liability includes (i) an obligation to issue shares in a second tranche of Series A preferred stock and (ii) an obligation to issue shares under the call option to purchase Series A preferred stock following the second tranche.

The fair value of the obligation to purchase a second tranche of Series A preferred stock was estimated by utilizing the future value of the underlying Series A preferred stock, the Series A original issue price and the number of shares subject to future purchase. The future value of the Series A preferred stock was determined through a backsolve calculation. The present value of the forward contract was then multiplied by a probability of occurrence for the second tranche closing.

The fair value of the obligation for the call option to purchase Series A preferred stock was estimated using the hybrid method which employed the Black-Scholes option-pricing model adjusted to reflect the timing and probability of closing a second tranche of Series A preferred stock. The hybrid method incorporates assumptions and estimates to value the obligation. Estimates and assumptions impacting the fair value measurement include the fair value per share of the underlying shares of our Series A preferred stock, risk-free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, the remaining years to liquidity, the discount rate and probability (expressed as a percentage) of closing a second Tranche. The most significant assumption in the hybrid model impacting the fair value of the call option is the fair value of our preferred stock as of each remeasurement date. We determine the fair value per share of the underlying preferred stock by taking into consideration our most recent sales of our preferred stock, results obtained from third-party valuations and additional factors that are deemed relevant. We have historically been a private company and lack company-specific historical and implied volatility information of our stock. Therefore, we estimate expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the call option. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining years to liquidity. We have estimated a 0% dividend yield based on the expected dividend yield and the fact that we have never paid or declared dividends.

In November 2018, in connection with our issuance and sale of Series A preferred stock, we satisfied our obligation to issue additional shares under the second tranche closing. In December 2018, in connection with our issuance and sale of Series B preferred stock, we terminated the option to purchase Series A preferred stock provided under the 2018 Series A Agreement.

Valuation of anti-dilution right

We assessed the anti-dilution rights provided to Amgen pursuant to the Amgen Agreement and determined that the rights (i) met the definition of a freestanding financial instrument that was not indexed to our own stock and (ii) did not meet the definition of a derivative. As the rights did not meet the definition of a derivative and did not qualify for equity classification, we determined to classify the anti-dilution rights as a liability on our consolidated balance sheet. The anti-dilution right liability was initially recorded at fair value upon the license agreement and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the anti-dilution right liability were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the anti-dilution right liability were recognized until the anti-dilution obligation was satisfied in the fourth quarter of 2018.

The fair value of the anti-dilution right was estimated using a probability weighted scenario which considers as inputs the probability of occurrence of events that would trigger the issuance of shares, including a (i) second tranche closing of Series A preferred stock, (ii) initial public offering, and (ii) no future sale of equity securities. The weighted average fair values of each scenario were calculated utilizing the fair value per share of the underlying Series A preferred stock and common stock. Changes in our estimated fair value and the probability of achieving different financing scenarios can have a significant impact on the fair value of the anti-dilution right liability.

In November 2018, in connection with our issuance and sale of Series A preferred stock, we satisfied our anti-dilution rights obligation under the Amgen Agreement.

Income taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Utilization of our NOL carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of NOL carryforwards and other tax attributes that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. Since our formation, we have raised capital through the issuance of capital stock on several occasions, which separately or combined with the purchasing stockholders’ subsequent disposition of those shares, resulted in such ownership changes on March 24, 2017 and on June 7, 2018, or could result in ownership changes in the future.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part I, Item 8, “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

Emerging Growth Company Status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act), and are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable. We have elected to avail ourselves of this exemption from complying with new or revised accounting standards and, therefore, will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

As an emerging growth company, we intend to rely upon other exemptions and reduced reporting requirements under the JOBS Act,  including without limitation (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements, known as the auditor discussion and analysis. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more; (b) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (c) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (d) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is not applicable as we are electing scaled disclosure requirements available to Smaller Reporting Companies with respect to this Item.

Item 8.  Financial Statements and Supplementary Data

AKERO THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Parsippany, NJ

March 16, 2020

We have served as the Company's auditor since 2018.

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$64,788	$75,975
Short-term marketable securities	71,612	—
Prepaid expenses and other current assets	1,649	1,156
Total current assets	138,049	77,131
Other assets	69	20
Total assets	$138,118	$77,151
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$947	$1,373
Accrued expenses and other current liabilities	8,422	969
Total current liabilities	9,369	2,342
Other liabilities	23	—
Total liabilities	9,392	2,342
Commitments and contingencies (Note 12)
Redeemable convertible preferred stock (Series A and B), $0.0001 par value; no shares authorized, issued and outstanding as of December 31, 2019; 64,730,410 shares authorized, issued and outstanding as of December 31, 2018; aggregate liquidation preference of $0 and $96,358 as of December 31, 2019 and December 31, 2018, respectively	—	124,728
Stockholders’ equity (deficit):
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2019 and 75,000,000 shares authorized as of December 31, 2018; 28,567,837 and 238,986 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	3	—
Additional paid-in capital	259,049	36,646
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(130,320)	(86,565)
Total stockholders’ equity (deficit)	128,726	(49,919)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$138,118	$77,151

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2019	2018
Operating expenses:
Research and development	$37,046	$11,882
General and administrative	8,605	1,896
Total operating expenses	45,651	13,778
Loss from operations	(45,651)	(13,778)
Other income (expense), net:
Change in fair value of preferred stock tranche obligation	—	(62,150)
Change in fair value of anti-dilution right liability	—	(5,765)
Other income (expense), net	1,896	(21)
Total other income (expense), net	1,896	(67,936)
Net loss	(43,755)	(81,714)
Accretion of redeemable convertible preferred stock to redemption value	—	(520)
Net loss attributable to common stockholders	$(43,755)	$(82,234)
Net loss per share attributable to common stockholders - basic and diluted	$(2.90)	$(795.28)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,070,728	103,403

Net loss	$(43,755)	$(81,714)
Net unrealized loss on marketable securities	(6)	—
Comprehensive loss	$(43,761)	$(81,714)

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

	Redeemable Convertible Preferred						Additional	Other		Total
	Stock		Common Stock		Treasury Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2017	5,000,000	$5,000	226,400	$—	—	$—	$—	$—	$(4,564)	$(4,564)
Repurchase of founders’ stock	—	—	(75,467)	—	75,467	—	—	—	—	—
Issuance of treasury stock as founders’ stock	—	—	75,467	—	(75,467)	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $216	17,653,333	8,787	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock in connection with Second Tranche Closing, net of issuance costs of $4	25,000,001	24,996	—	—	—	—	—	—	—	—
Settlement of future purchase obligation	—	32,750	—	—	—	—	—	—	—	—
Issuance of Series A redeemable convertible preferred stock, in settlement of anti-dilution right liability	3,205,128	7,404	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $229	13,871,948	45,271	—	—	—	—	—	—	—	—
Extinguishment of call option liability	—	—	—	—	—	—	36,750	—	—	36,750
Exercise of stock options	—	—	12,586	—	—	—	8	—	—	8
Stock based compensation expense	—	—	—	—	—	—	121	—	—	121
Accretion of redeemable convertible preferred stock to redemption value	—	520	—	—	—	—	(233)	—	(287)	(520)
Net loss	—	—	—	—	—	—	—	—	(81,714)	(81,714)
Balances at December 31, 2018	64,730,410	124,728	238,986	—	—	—	36,646	—	(86,565)	(49,919)
Conversion of convertible preferred stock into common stock upon closing of public offering	(64,730,410)	(124,728)	21,056,136	2	—	—	124,726	—	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	—	—	95,452	—	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	491,207	—	—	—	—	—	—	—
Exercise of stock options	—	—	164,503	—	—	—	130	—	—	130
Vesting of restricted common stock	—	—	—	—	—	—	240	—	—	240
Issuance of common stock pursuant to ESPP purchases	—	—	4,505	—	—	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	—	—	1,770	—	—	1,770
Net unrealized loss on marketable securities	—	—	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	—	—	(43,755)	(43,755)
Balances at December 31, 2019	—	$—	28,567,837	$3	—	$—	$259,049	$(6)	$(130,320)	$128,726

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(43,755)	$(81,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,770	121
Shares issued in connection with Amgen Agreement	—	1,353
Acquisition of technology in connection with Amgen Agreement	—	5,000
Issuance date fair-value of anti-dilution liability	—	1,639
Change in fair value of preferred stock tranche liability	—	62,150
Change in fair value of anti-dilution right liability	—	5,765
Net amortization of premiums and discounts on short-term investments	(104)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(507)	(1,059)
Accounts payable	(426)	1,313
Accrued expenses and other current liabilities	7,395	807
Net cash used in operating activities	(35,627)	(4,625)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(71,513)	—
Acquisition of technology in connection with Amgen Agreement	—	(5,000)
Net cash used in investing activities	(71,513)	(5,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A redeemable convertible preferred stock	—	40,000
Proceeds from issuance of Series B redeemable convertible preferred stock	—	45,500
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	95,452	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	321	—
Proceeds from the exercise of stock options	130	8
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	85	—
Payment of initial public offering costs	—	(52)
Payment of preferred stock issuance costs	—	(449)
Net cash provided by financing activities	95,988	85,007
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,152)	75,382
Cash and restricted cash at the beginning of the year	76,000	618
Cash, cash equivalents and restricted cash at the end of the year	$64,848	$76,000
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Conversion of convertible preferred stock into common stock	$124,728	$—
Net unrealizable loss on marketable securities	$(6)	$—
Accretion of redeemable convertible preferred stock to redemption value	$—	$520
Issuance date fair value of preferred stock tranche obligation	$—	$7,350
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$309
Shares issued in connection with Amgen Agreement	$—	$1,353
Settlement of future purchase obligation	$—	$32,750
Issuance of Series A redeemable convertible preferred stock in settlement of anti dilution right liability	$—	$7,404
Extinguishment of call option liability	$—	$36,750

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage biotechnology company dedicated to developing pioneering medicines that restore metabolic balance and improve overall health for patients with nonalcoholic steatohepatitis, or NASH.  NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death.  Our lead product candidate is AKR‑001, an analog of fibroblast growth factor 21 (“FGF21”).  We are currently conducting a Phase 2a clinical trial, the BALANCED study, which is evaluating AKR-001 in the treatment of NASH patients.

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company after elimination of all intercompany accounts and transactions. All adjustments necessary for the fair presentation of the Company’s consolidated financial statements for the periods have been reflected.

Initial public offering

On June 24, 2019, Akero completed its initial public offering or IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 21,056,136 shares of common stock (see Note 6). In connection with the completion of its IPO in June 2019, the Company amended its certificate of incorporation to authorize the issuance of up to 150,000,000 shares of $0.0001 par value common stock and 10,000,000 shares of $0.0001 par value preferred stock designated as undesignated preferred stock.

Reverse stock split

On June 6, 2019, the Company effected a one-for-3.07418 reverse stock split of the Company’s common stock. All common stock, stock options and per share information presented have been adjusted to reflect the reverse stock split on a retroactive basis for all periods presented. There was no change in the par value of the Company’s common stock. The ratio by which shares of preferred stock are convertible into shares of common stock was adjusted to reflect the effects of the reverse stock split.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Liquidity

In accordance with Accounting Standards Update (“ASU”) No. 2014‑15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205‑40), the Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from the IPO. The Company has incurred recurring losses since its inception, including a net loss of $43,755 and $81,714 for the years ended December 31, 2019 and 2018, respectively. In addition, as of December 31, 2019, the Company had an accumulated deficit of $130,320. The Company expects to continue to generate operating losses for the foreseeable future. As of March 16, 2020, the issuance date of these consolidated financial statements, the Company expects that its existing cash,  cash equivalents and short-term marketable securities of $136,400 as of December 31, 2019, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of AKR‑001, commercialize AKR‑001, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuations of common stock, preferred stock tranche obligation, anti-dilution right liability and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of amounts invested in money market accounts, are stated at fair value.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized losses included within accumulated other comprehensive loss on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

The Company regularly reviews all its investments for other-than-temporary declines in estimated fair value. This review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the carrying value of the security will be reduced and a loss will be recorded for the amount of such decline.

Restricted cash

As of December 31, 2019 and 2018, the Company was required to maintain separate cash balances of $40 and $20, respectively, to collateralize corporate credit cards with a bank, which are classified within other assets (non-current) on the consolidated balance sheets.

As of December 31, 2019 the Company was required to maintain a separate cash balance of $20 for the benefit of the landlord in connection with the Company’s office space lease in South San Francisco, California (the “Lease”), which is classified within other assets (non-current) on the 2019 consolidated balance sheet (see Note 12). As of December 31, 2018, the Company was required to maintain a separate cash balance of $5 for the benefit of the landlord in connection with the Lease, which is classified within other current assets on the 2018 consolidated balance sheet.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2019 and 2018, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process preferred stock or common equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction to the carrying value of redeemable convertible preferred stock or in stockholders' equity (deficit) as a reduction of additional paid-in

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2019, the Company did not have any deferred offering costs. As of December 31, 2018, the Company recorded deferred offering costs of $361, which are classified within prepaid expenses and other current assets on the 2018 consolidated balance sheet.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is developing and commercializing transformative treatments for serious metabolic diseases, with an initial focus on NASH.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, third-party license fees and external costs including fees paid to consultants and clinical research organizations ("CROs"), in connection with drug product manufacturing, nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Costs incurred in obtaining technology licenses are charged immediately to research and development expense if the technology licensed has not reached technological feasibility and has no alternative future uses.

Research contract costs and accruals

The Company has entered into various research and development and other agreements with commercial firms, researchers and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ materially from the Company's estimates.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s board of directors.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company went public in June 2019 and accordingly, lacks sufficient company-specific historical and implied volatility information for its shares traded in the public markets. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company's common stock on that same date.

Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

Preferred stock tranche obligation

The Company classified the preferred stock tranche obligation for the future purchase, and option to purchase, Series A Preferred Stock (see Note 6) as a liability on its consolidated balance sheets as the preferred stock tranche obligation was a freestanding financial instrument that required the Company to transfer equity instruments upon future closings of the Series A Preferred Stock. The preferred stock tranche obligation was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. Changes in the fair value of the preferred stock tranche obligation were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the preferred stock tranche obligation were recognized until the tranche obligations were fulfilled or otherwise extinguished in the fourth quarter of 2018.

In November 2018, in connection with the Company's issuance and sale of Series A Preferred Stock, the Company satisfied its obligation to issue additional shares under the Second Tranche Closing. In December 2018, in connection with the Company's issuance and sale of Series B Preferred Stock, the Company terminated the option to purchase Series A Preferred Stock provided under the 2018 Series A Agreement (see Notes 3 and 6).

Anti-dilution right liability

The Company classified the anti-dilution right under its license agreement with Amgen Inc. ("Amgen") (see Note 9) as a derivative liability on its consolidated balance sheets as the anti-dilution right represented a freestanding financial instrument that required the Company to transfer equity instruments upon future equity closings. The anti-dilution right liability was initially recorded at fair value upon the date of issuance and was subsequently remeasured to fair value at each reporting date. The issuance date fair value of the anti-dilution right liability was recognized as a

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

research and development expense upon entering into the agreement with Amgen. Changes in the fair value of the anti-dilution right liability were recognized as a component of other expense in the consolidated statements of operations and comprehensive loss. Changes in the fair value of the anti-dilution right liability were recognized until the anti-dilution right was satisfied in the fourth quarter of 2018.

In November 2018, in connection with the Company’s issuance and sale of Series A Preferred Stock, the Company satisfied its anti-dilution right under the Amgen Agreement (see Notes 6 and 9).

Classification and accretion of redeemable convertible preferred stock

The Company has classified its redeemable convertible preferred stock outside of stockholders' equity (deficit) because the shares contain certain redemption features that are not solely within the control of the Company. Costs incurred in connection with the issuance of redeemable convertible preferred stock, as well as the recognition of the preferred stock tranche obligation, are recorded as a reduction of gross proceeds from issuance. The net carrying value of redeemable convertible preferred stock were accreted to their redemption values through a charge to additional paid-in capital or accumulated deficit over the period from date of issuance to the earliest date on which the holders could, at their option, elect to redeem their shares. In December 2018, in connection with the Company's issuance and sale of Series B Preferred Stock, the Company terminated the redemption rights associated with the Series A Preferred Stock that allowed the holders, at their option, to elect to redeem their shares at a specified date. Accordingly, the Company ceased accreting the net carrying value of the Series A redeemable convertible preferred stock to the redemption value.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. Our comprehensive loss is comprised of net loss and changes in unrealized gains and losses on our short-term marketable securities.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company's tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Net loss per share

The Company follows the two-class method when computing net loss per share as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares. For purpose of this calculation, unvested restricted common stock and redeemable convertible preferred stock are considered potential dilutive common shares.

The Company’s redeemable convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019 and 2018.

Emerging growth company

The Company is an emerging growth company as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). Under the JOBS Act, companies have extended transition periods available for complying with new or revised accounting standards. The Company has elected this exemption to delay adopting new or revised accounting standards until such time as those standards apply.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU No. 2016‑02, Leases (Topic 842), subsequently amended by ASU 2018-10, ASU 2018-11, ASU 2019-01 and ASU 2019-10 (collectively,  “ASU 2016‑02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification on the consolidated balance sheets. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases today. The Company intends to utilize the modified retrospective approach to adopting ASU 2016‑02 effective January 1, 2020. Further, the Company intends to utilize the package of available practical expedients which allows it to i) not reassess whether any expired or existing contracts are or contain leases; ii) not reassess the lease classification for expired or existing leases; and iii) not reassess the treatment of initial direct costs for any existing leases. The Company is in the

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

process of completing a review of its existing lease agreements under ASC 842 and does not expect that the impact of the adoption of ASU 2016-02 on its consolidated balance sheets will be material and does not expect the adoption to have a material impact on its results of operations or cash flows. In February 2020 the Company entered into a new office lease agreement (see Note 15).  The Company is in the process of determining the impact on its consolidated financial statements of the adoption of ASU 2016-02 related to this new lease.

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

3.            Fair value of financial assets and liabilities

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

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2019:

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$49,948	$49,948	$—	$—
Commercial paper	49,114	—	49,114	—
U.S. treasury securities	6,048	6,048	—	—
Corporate debt securities	20,143	—	20,143	—
	$125,253	$55,996	$69,257	$—

At December 31, 2018, the Company did not have any financial assets or liabilities measured at fair value on a recurring basis. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In November 2018, in connection with the Company’s issuance and sale of Series A Preferred Stock under the Second Tranche Closing, the Company satisfied its obligation to issue additional shares at the Second Tranche Closing and accordingly reclassified the carrying value of the preferred stock tranche obligation associated with the future purchase obligation, equal to the then current fair value of $32,750, to the carrying value of the Series A Preferred Stock. In November 2018, in connection with the Company’s Second Tranche Closing, the Company issued 3,205,128 shares of Series A Preferred Stock to Amgen for a total value of $7,404 satisfying its anti‑dilution obligation under the Amgen Agreement. The Company reclassified the carrying value of the anti‑dilution right liability, equal to the then current fair value of $7,404, to the carrying value of the Series A Preferred Stock.

In December 2018, in connection with the Company’s issuance and sale of Series B Preferred Stock, the Company terminated the option to purchase Series A Preferred Stock provided under the 2018 Series A Agreement. The Company accounted for the termination of the call option associated with the preferred stock tranche obligation as a liability extinguishment between related parties and recognized a gain on extinguishment of $36,750, equal to the then current fair value, within additional paid‑in capital in the statement of stockholder’s equity (deficit).

During the years ended December 31, 2019 and December 31, 2018, there were no transfers between Level 1,  Level 2 and Level 3.

Valuation of cash equivalents and short-term investments

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

Valuation of preferred stock tranche obligation

The fair value of the preferred stock tranche obligation recognized in connection with the Company’s issuance of Series A Preferred Stock in June 2018 (see Note 6) was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. The fair value of the liability was estimated based on results of a third‑party valuation performed in connection with the June 2018 Series A issuance. The Company determined that this valuation represented the fair value of the liability at the reporting date. The liability included (i) an obligation to issue shares in a second tranche of Series A Preferred Stock and (ii) an obligation to issue shares under the call option to purchase Series A Preferred Stock following the Second Tranche Closing.

The fair value of the obligation to purchase a second tranche of Series A Preferred Stock was estimated by utilizing the future value of the underlying Series A Preferred stock, the Series A original issue price and the number of shares subject to future purchase. The future value of the Series A Preferred Stock was determined through a backsolve calculation. The present value of the forward contract was then multiplied by a probability of occurrence for the Second Tranche Closing.

The fair value of the obligation for the call option to purchase Series A Preferred Stock was estimated using the hybrid model, which employed the Black‑Scholes option‑pricing model adjusted to reflect the timing and probability of closing a second tranche of Series A Preferred Stock. The hybrid method incorporates assumptions and estimates, to value the obligation. Estimates and assumptions impacting the fair value measurement include the fair value of the underlying shares of Series A Preferred Stock, the remaining contractual term of the preferred stock tranche obligation, risk‑free interest rate, expected dividend yield, expected volatility of the price of the underlying preferred stock, the remaining years to liquidity, the discount rate and probability (expressed as a percentage) of closing a second tranche. The most significant assumption in the hybrid model impacting the fair value of the call option is the fair value of the preferred stock as of each remeasurement date. The Company determined the fair value per share of the underlying preferred stock by taking into consideration the most recent sales of preferred stock, results obtained from third‑party

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

valuations and additional factors that are deemed relevant. The Company has historically been a private company and lack company‑specific historical and implied volatility information of its stock. Therefore, the Company estimated expected stock volatility based on the historical volatility of publicly traded peer companies for a term equal to the remaining contractual term of the call option. The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining years to liquidity. The Company has estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

Valuation of anti‑dilution right liability

The fair value of the anti‑dilution right liability recognized in connection with the anti‑dilution provisions set forth in the Company’s license agreement with Amgen (see Note 9) was determined based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy.

The fair value of the anti‑dilution right was estimated using a probability weighted scenario which considered as inputs the probability of occurrence of events that would trigger the issuance of shares, including a (i) Second Tranche Closing of Series A Preferred Stock, (ii) initial public offering, and (ii) no future sale of equity securities. The weighted average fair values of each scenario were calculated utilizing the fair value per share of the underlying Series A Preferred Stock and common stock. Changes in the estimated fair value and the probability of achieving different financing scenarios can have a significant impact on the fair value of the anti‑dilution right liability.

The following table presents a roll forward of the fair values of the Company’s preferred stock tranche obligation and anti‑dilution right liability for the year ended December 31, 2018, for which fair value is determined using Level 3 inputs:

	Preferred stock	Anti‑dilution
	tranche	right
	obligation	liability
Balance as of December 31, 2017	$—	$—
Initial fair value of anti‑dilution right liability in connection with Amgen license agreement	—	1,639
Initial fair value of preferred stock tranche obligation in connection with the issuance of Series A Preferred Stock	7,350	—
Change in fair value	62,150	5,765
Settlement of future purchase obligation	(32,750)	—
Settlement of anti‑dilution right liability upon issuance of Series A preferred stock	—	(7,404)
Extinguishment of call option liability	(36,750)	—
Balance as of December 31, 2018	$—	$—

4.           Short-term marketable securities

The following is a summary of short-term marketable securities presented on the Company’s consolidated balance sheet as of December 31, 2019:

	December 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	gains	losses	value
Money market funds	$49,948	$—	$—	$49,948
Commercial paper	49,114	—	—	49,114

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

U.S. treasury securities	6,048	—	—	6,048
Corporate debt securities	20,149	—	(6)	20,143
	$125,259	$—	$(6)	$125,253

Cash and cash equivalents				$53,641
Short-term marketable securities				71,612
				$125,253

The Company did not have any short-term marketable securities as of December 31, 2018.

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Accrued employee compensation and benefits	$1,606	$304
Accrued external research and development expenses	6,361	430
Accrued legal and professional fees	370	106
Other	85	129
	$8,422	$969

6.           Redeemable convertible preferred stock

As of December 31, 2019 and 2018, 0 shares and 64,730,410 shares, respectively, of redeemable convertible preferred stock were issued and outstanding and were classified outside of stockholders' equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.

Upon completion of the Company’s IPO on June 24, 2019, all outstanding shares of our Series A and Series B redeemable convertible preferred stock (the “Preferred Stock”) were converted into 21,056,136 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of December 31, 2019.

In June 2018, the Company entered into a Series A Preferred Stock Agreement ("2018 Series A Agreement"), which provided for a First Tranche Closing, Second Tranche Closing and a call option to purchase additional shares of Series A Preferred Stock.

In June 2018, the Company completed its First Tranche Closing, and issued and sold 15,000,000 shares of Series A Preferred Stock at a price of $1.00 ("2018 Series A Agreement Purchase Price") per share for aggregate proceeds of $14,784, net of issuance costs of $216. Upon the execution of the Company's license agreement with Amgen (see Note 9), the Company issued an additional 2,653,333 shares of Series A Preferred Stock to Amgen in June 2018 for a total value of $1,353.

The Second Tranche Closing was contingent upon the achievement of the Second Tranche Closing Milestone Event ("Milestone Event"), as reasonably determined by a majority of the Company's board of directors, prior to

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

December 31, 2019 or waiver of the Milestone Event through written elections by a majority of the purchasers of shares of Series A Preferred Stock.  Upon achievement or waiver of the Milestone Event, Amgen would be issued a number of additional shares for no consideration provided that Amgen's total holdings equal ten percent (10%) of the total outstanding and issued common stock of the Company on a fully diluted and as converted basis of the Second Tranche Closing.  Additionally, the 2018 Series A Agreement contained a call option such that, following the Second Tranche Closing, the stockholders of Series A Preferred Stock have the right, but not the obligation, to purchase up to $20,000 of additional shares of Series A Preferred Stock at any time prior to January 14, 2022 at a price equal to the 2018 Series A Agreement Purchase Price.

The Company concluded that the rights to participate in the future issuance of Series A Preferred Stock met the definition of a freestanding financial instrument that was required to be recognized as a liability at fair value as (i) the instruments were legally detachable from the Series A Preferred Stock and (ii) required the Company to transfer equity instruments upon future closings of the Series A Preferred Stock. Upon the First Tranche Closing, the Company recognized a preferred stock tranche obligation of $7,350 with a corresponding reduction to the carrying value of the Series A Preferred Stock.

Upon the First Tranche Closing in June 2018, the initial carrying value of the Series A Preferred Stock was recorded at $8,787, equal to $15,000 of gross proceeds received by the Company and the fair value of $1,353 for the issuance of shares to Amgen, reduced by accrued issuance costs of $216 and the fair value of the preferred stock tranche obligation of $7,350.

Upon issuance of each tranche of Preferred Stock, the Company assessed the embedded conversion and liquidation features of the securities and determined that such features did not require the Company to separately account for these features. The Company also concluded that no beneficial conversion feature existed on the issuance date of each tranche of Preferred Stock.

In November 2018, upon the waiver of the Milestone Event through written elections by a majority of the shareholders of Series A Preferred Stock, the Company closed the second tranche of its Series A preferred financing through the issuance and sale of an aggregate of 25,000,001 shares of Series A Preferred Stock, at an issuance price of $1.00 per share, for proceeds of $25,000, before issuance costs of $4. In November 2018, in connection with the Company's issuance and sale of Series A Preferred Stock, the Company satisfied its obligation to issue additional shares under the Second Tranche Closing. Accordingly, the preferred stock tranche obligation associated with the future purchase obligation was adjusted to fair value immediately prior to the issuance of the Series A Preferred Stock, and upon issuance of the Series A Preferred Stock, the preferred stock tranche obligation associated with the future purchase obligation of $32,750, equal to then current fair value, was reclassified to the carrying value of the Series A Preferred Stock.

In November 2018, pursuant to the terms of the Amgen Agreement, the Company issued an additional 3,205,128 shares of Series A Preferred Stock valued at $7,404 to Amgen upon completion of the Series A Second Tranche Closing, satisfying its anti-dilution right under the Amgen Agreement.

In December 2018, the Company issued and sold 13,871,948 shares of Series B Preferred Stock, at an issuance price of $3.28 per share, for proceeds of $45,500 before issuance costs of $229. In connection with the Company's issuance and sale of Series B Preferred Stock, the Company terminated the option to purchase Series A Preferred Stock provided under the 2018 Series A Agreement.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

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

7.           Stockholders’ equity (deficit)

Common stock

As of December 31, 2019 and 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares and 75,000,000 shares of $0.0001 par value common stock, respectively. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2019, no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock (see Note 6). As of December 31, 2019 and December 31, 2018, there were 28,567,837 and 238,986 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31,
	2019	2018
Conversion of outstanding shares of preferred stock	—	21,056,136
Options outstanding under the 2018 Stock Option and Grant Plan	2,296,029	1,839,913
Options outstanding under the 2019 Stock Option and Incentive Plan	800,526	—
Options available for future grant	1,771,931	1,219,461
2019 Employee Stock Purchase Plan	269,364	—
	5,137,850	24,115,510

Undesignated preferred stock

As of December 31, 2019, the Company’s fourth amended and restated certificate of incorporation authorized the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2019.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

In October 2017, 75,467 shares of restricted common stock were subject to repurchase by the Company when one of the founders terminated his relationship with the Company. The Company repurchased the shares in March 2018 for an immaterial amount and immediately reissued the shares to the remaining founders. In connection with the repurchase and reissuance of the shares, the Company amended the restricted stock agreements with the remaining founders such that the restricted common stock is now subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in May 2020.

The Company accounted for the acceleration of vesting under the amended restricted stock agreement as a modification of the original awards and recognized the remaining unvested shares prospectively over the revised vesting period. The grant date fair value of restricted stock vested during the years ended December 31, 2019 and 2018 was insignificant.

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

The following table summarizes restricted stock activity since December 31, 2017:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2017	226,400	$—
Shares vesting	(146,210)	—
Unvested restricted common stock as of December 31, 2018	80,190	—
Early exercise of unvested stock options	491,207	0.65
Shares vesting	(416,248)	0.65
Unvested restricted common stock as of December 31, 2019	155,149	$0.65

As of December 31, 2019, there were 155,149 shares of unvested restricted common stock subject to repurchase, consisting of 23,598 shares from unvested restricted common stock awards under restricted stock agreements with the founders and 131,551 shares from the early exercise of stock options.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

8.           Stock-based awards

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018
Weighted average risk‑free interest rate	2.12%	2.99%
Expected term (in years)	6.0	6.0
Expected volatility	73.75%	70.88%
Expected dividend yield	0%	0%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2017:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance Outstanding, December 31, 2017	—	$—	—	$—
Options granted	1,883,067	0.61	9.74
Options exercised	(12,586)	0.61
Options cancelled	(30,568)	0.61
Balance Outstanding, December 31, 2018	1,839,913	0.61	9.74	10,577
Options granted	1,912,352	12.42
Options exercised	(655,710)	0.69
Balance Outstanding, December 31, 2019	3,096,555	$7.89	9.19	$44,323
Exercisable, December 31, 2019	175,300	$3.54	8.88	$3,270
Vested and expected to vest, December 31, 2019	3,096,555	$7.89	9.19	$44,323

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2019 was $8.34

Stock-based compensation

The Company recorded $1,770 in stock-based compensation expense for the year ended December 31, 2019, with $485 classified as research and development expense and $1,285 classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company recorded $121 in stock-based compensation expense for the year ended December 31, 2018 , with $41 classified as research and development expense

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

and $80 classified as general and administrative expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $15,584, which is expected to be recognized over a weighted average period of 3.08 years.

In April, June and July 2019, certain option holders early exercised options to purchase 491,207 shares of common stock, at an average exercise price of $0.65 per share, for cash proceeds of $321 (See Note 7). Stock-based compensation expense related to these options will continue to be recognized over the requisite service period of the awards based on the grant-date fair value which was determined using the Black-Scholes option-pricing model.

9.           Amgen license agreement

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

In exchange for these rights, the Company made in 2018 an upfront payment of $5,000 and issued 2,653,333 shares of Series A Preferred Stock with a fair value of $1,353 to Amgen. The total consideration transferred to Amgen under the agreement of $6,353 is included within research and development expense in the consolidated statements of operations and comprehensive loss for 2018. The Company accounted for the acquisition of technology as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred to Amgen as research and development expense in the consolidated statements of operations and comprehensive loss for 2018 because the acquired technology represented in-process research and development and had no alternative future use.

 In addition, under the Amgen Agreement, Amgen was entitled to maintain a 10% ownership interest of the outstanding shares of the Company’s common stock, on a fully diluted and converted basis, through the second closing of the Company’s Series A Preferred Stock financing. The Company assessed the Amgen anti-dilution right and determined that the right (i) met the definition of a freestanding financial instrument that was not indexed to the Company’s own stock and (ii) met the definition of a derivative and did not qualify for equity classification. The anti-dilution right liability was initially valued at $1,639 which the Company recorded as research and development expense in June 2018. Changes in the fair value of the anti-dilution right liability continued to be recognized until the Company satisfied the obligation which occurred in November 2018. The Company recognized expense of $5,765 within other expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2018, related to the change in fair value of the anti-dilution right liability prior to its extinguishment in November 2018.

In November 2018, in connection with the second closing of the  Company’s Series A Preferred Stock financing, the Company issued 3,205,128 shares of Series A Preferred Stock to Amgen for a total value of $7,404 satisfying its anti-dilution obligation under the Amgen Agreement. At the time, the Company reclassified the carrying value of the anti-dilution right liability, equal to the then current fair value of $7,404, to the carrying value of the Series A Preferred Stock.

Under the Amgen Agreement, the Company made a milestone payment of $2,500 in connection with dosing the first patient in our Phase 2a clinical trial and is obligated to make aggregate remaining milestone payments to Amgen of up to $37,500 upon the achievement of specified clinical and regulatory milestones and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the agreement.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Under the Amgen Agreement, the Company is obligated to pay Amgen tiered royalties ranging from a low to high single-digit percentages on annual net sales of the licensed products, beginning on the first commercial sale of such licensed products in each country and expiring on a country-by-country basis on the latest of (i) the expiration of the last valid patent claim covering such licensed products in such country, (ii) the loss of regulatory exclusivity in such country, and (iii) ten years after the first commercial sale of such licensed product in such country. The royalty payments are subject to reduction under specified conditions set forth in the agreement.

The Company is solely responsible for all development, manufacturing, and commercial activities and costs of the licensed products, including clinical studies or other tests necessary to support the use of a licensed product. The Company is also responsible for costs related to the filing, prosecution and maintenance of the licensed patent rights.

The Amgen Agreement will remain in effect until the expiration of the royalty term in all countries for all licensed products. The agreement may be terminated by either party with at least 90 days' notice in the event of material breach by the other party that remains uncured for 90 days, by either party for insolvency or bankruptcy of the other party and immediately by Amgen if the Company challenges the licensed patents. The Company may also terminate the agreement with 90 days' written notice for discretionary reasons such as scientific, technical, regulatory or commercial issues, as defined in the agreement.

During the year ended December 31, 2019, the Company recorded research and development expense of $2,500 related to the achievement of a clinical milestone, as specified in the agreement. During the year ended December 31, 2018, the Company recorded research and development expense of $8,016 in connection with the Amgen Agreement, including the upfront cash payment of $5,000, the fair value of $1,353 of shares of Series A Preferred Stock issued to Amgen, the fair value of $1,639 for the issuance of the anti-dilution right liability and $24 of other research and development expenses.

10.           Income taxes

During the years ended December 31, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year ended December 31,
	2019	2018
Current income tax provision:
Federal	$—	$—
State	24	—
Total current income tax provision	24	—
Deferred income tax benefit:
Federal	(9,400)	(4,199)
State	688	(1,239)
Total deferred income tax benefit	(8,712)	(5,438)
Change in deferred tax asset valuation allowance	(8,712)	(5,438)
Total provision for income taxes	$24	$—

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The $24 provision for income taxes for the year ended December 31, 2019 is classified within general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	(1.6)	1.5
Research and development tax credits	1.9	0.1
Change in preferred stock tranche obligation	-	(16.0)
Change in deferred tax asset valuation allowance	(19.9)	(6.6)
Effect of Section 382 limitation	(1.5)	-
Effective income tax rate	(0.1)%	0.0%

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets
Net operating loss carry forwards	$11,380	$2,899
Research and development tax credit carry forwards	969	231
License fees	3,232	3,669
Stock based compensation	196	—
Accruals, reserves and other	44	1
Total deferred tax assets	15,821	6,800
Deferred tax liabilities
Prepaid expenses	(309)	—
Total deferred tax liabilities	(309)	—
Net deferred tax assets	15,512	6,800
Valuation allowance	(15,512)	(6,800)
Total net deferred tax assets	$—	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $51,094 and $10,222, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $48,757, which may be carried forward indefinitely. As of December 31, 2019, the Company also had U.S. federal and state research and development tax credit carryforwards of $1,058 and $187, respectively, which may be available to offset future tax liabilities and begin to expire in 2032. During the year ended December 31, 2019, gross deferred tax assets, before valuation allowance, increased by $8,712, due primarily to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three‑year period. The annual limitation is determined by multiplying the value of

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate.  Such limitations may result in expiration of a portion of the NOL carryforwards before utilization.  As of December 31, 2019, the Company determined that ownership changes occurred on March 24, 2017 and June 7, 2018. As a result of the ownership changes, approximately $2.2 million and $3.7 million of the NOLs will expire unutilized for federal and state purposes, respectively.  The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

 The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period.  In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2019 and 2018.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to increases in net operating loss carryforwards and research and development tax credit carryforwards, as follows:

	2019	2018
Valuation allowance as of January 1,	$(6,800)	$(1,362)
Increases recorded to income tax provision	—	—
Decreases recorded as a benefit to income tax provision	(8,712)	(5,438)
Valuation allowance as of December 31,	$(15,512)	$(6,800)

As of December 31, 2019, the Company had gross unrecognized tax benefits of $237 which were derived during the preceding twelve months, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2019, the Company will file income tax returns in the U.S., California, Connecticut, Massachusetts, Maryland, New York, and Pennsylvania, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations.  The Company is open to future tax examination under statute from 2017 to the present.

A reconciliation of the beginning and ending unrecognized tax benefits for the year ended December 31, 2019 is as follows

2019
Balance as of December 31, 2018	$—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	237
Settlements	—
Lapse of statute of limitations	—
Balance as of December 31, 2019	$237

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(43,755)	$(81,714)
Accretion of redeemable convertible preferred stock to redemption value	—	(520)
Net loss attributable to common stockholders, basic and diluted	$(43,755)	$(82,234)
Denominator:
Weighted average common shares outstanding, basic and diluted	15,070,728	103,403
Net loss per share attributable to common stockholders, basic and diluted	$(2.90)	$(795.28)

The Company excluded 49,568 shares and 125,790 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share attributable to common stockholders for the years ended December 31, 2019 and 2018, respectively, because those shares had not vested.

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

	Year Ended December 31,
	2019	2018

Options to purchase common stock	3,096,555	1,839,913
Unvested restricted common stock	155,149	80,190
Redeemable convertible preferred stock (as converted to common stock)	—	21,056,136
	3,251,704	22,976,239

12.         Commitments and contingencies

Lease agreements

The Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts on August 15, 2018, with Atlas Venture Life Science Advisors, LLC, a related party (See Note 13). The parties terminated the agreement in September 2019.

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. The First Amendment lease expires in March 2021.  The Company provided a security deposit of $20, which is included as a component of other assets (non-current) on the Company’s consolidated balance sheets as of December 31, 2019 and 2018.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In September 2019 the Company entered into an agreement to use office space in Cambridge, Massachusetts.  The agreement is for an initial six-month term with rolling six-month extensions.

The Company recognizes rent expense on a straight-line basis over the respective lease periods and has recorded rent expense of $305 and $12 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, total future minimum commitments due ender our leases are $401, of which $321 is due in 2020 and $80 is due in 2021.

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2019, the Company had non-cancelable purchase commitments under these agreements totaling $4,358.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

Legal proceedings

The Company is not a party to any litigation and does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company intends to expense as incurred the costs related to such legal proceedings if they should arise.

13.         Related party transactions

Apple Tree Life Sciences, Inc.

During 2018, the Company issued 8,000,000 shares of Series A Preferred Stock and 880,568 shares of Series B Preferred Stock to entities affiliated with Apple Tree Life Sciences, Inc. ("Apple Tree") and a principal of Apple Tree was elected to the board of directors. The Company's founders, including the current Executive Vice President and Chief Operating Officer and Chief Scientific Officer, were formerly employees of Apple Tree until April 2017.  During the years ended December 31, 2019 and 2018, the Company incurred fees for certain general and administrative services from Apple Tree totaling $20 and $0, respectively. As of December 31, 2019 and 2018,  the Company did not owe any amounts to Apple Tree.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Atlas Venture Life Science Advisors, LLC

During 2018, the Company issued 10,666,667 shares of Series A Preferred Stock and 722,737 shares of Series B  Preferred Stock to entities affiliated with Atlas Venture ("Atlas") and a principal of Atlas was elected to the board of directors.

During the years ended December 31, 2019 and 2018, the Company incurred fees for certain research and development consulting services from Atlas totaling $0 and $23, respectively. In August 2018, the Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts with Atlas (See Note 12). The parties terminated the agreement in September of 2019. During the years ended December 31, 2019 and 2018, the Company incurred fees under the use and occupancy agreement with Atlas totaling $22 and $8, respectively. As of December 31, 2019, the Company did not owe any amounts to Atlas. As of December 31, 2018, the Company owed $12 to Atlas, which was included in accounts payable on the Company’s consolidated balance sheet.

Versant Venture Capital VI, L.P.

During 2018, the Company issued 10,666,667 shares of Series A Preferred Stock and 722,737 shares of Series B  Preferred Stock to entities affiliated with Versant Venture Capital VI, L.P. ("Versant") and a principal of Versant at that time was elected to the board of directors. During the years ended December 31, 2019 and 2018, the Company incurred fees for certain general and administrative services from Versant totaling $0 and $4, respectively. As of December 31, 2019 and 2018,  the Company did not owe any amounts to Versant.

 venBio Global Strategic Fund II, L.P.

During 2018, the Company issued 10,666,667 shares of Series A Preferred Stock and 722,737 shares of Series B  Preferred Stock to entities affiliated with venBio Global Strategic Fund II, L.P. ("venBio"). A principal of venBio served on the Company’s board of directors from June 2018 to August 2019. During the years ended December 31, 2019 and 2018, the Company incurred fees for certain general and administrative services from venBio totaling $0 and $35, respectively. As of December 31, 2019, the Company did not owe any amounts to venBio. As of December 31, 2018, the Company owed $35 to venBio, which was included in accounts payable on the Company’s consolidated balance sheet.

14.          Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre‑tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company did not make any matching contributions to the plan during the years ended December 31, 2019 and 2018, respectively.

15.         Subsequent events

The Company evaluated subsequent events through March 16, 2020, the date on which these financial statements were issued.

On February 14, 2020, the Company entered into a seven-year lease agreement for 6,647 square feet of office space in South San Francisco, California.  Under the agreement, the Company is required to make $2.3 million in minimum payments during the lease term. The Company anticipates that it will begin occupancy and commence the lease on or about June 1, 2020.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.  Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Remediation of Prior Material Weakness

A  material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonable possible that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  We previously identified and disclosed in our Registration Statement on Form S-1 filed with the SEC on May 24, 2019, as well in our quarterly reports for June 30, 2019 and September 30, 2019, a material weakness related to a lack of segregation of duties associated with the design of our internal controls.

During 2019, we implemented the following changes to our process to improve our internal controls over financial reporting with respect to the segregation of duties as follows:

•

We added finance personnel to the organization which has facilitated the proper segregation of duties in the initiation of transactions, the recording of transactions, and the custody of assets.  These personnel include a Chief Financial Officer, a Controller and a Director of Financial Planning and Accounting;

•	We implemented an accounting software system with the design and functionality to segregate incompatible accounting duties; and
•

We engaged a 3rd party to assess and document the design of our internal controls over financial reporting including the evaluation of proper segregation of duties, and to identify and evaluate any weaknesses in our information systems

These actions resulted in an improved internal control environment with enhanced segregation of duties that were in place for a period of time to allow for our management to conclude, based on evidence obtained in validating the design and implementation of these controls, that we have fully remediated this material weakness as of as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

We have described the changes that have had or are likely to have a material impact on internal control over financial reporting in the above discussion “Remediation of Prior Material Weakness.”

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.akerotx.com/corporate-governance/governance-overview.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The NASDAQ Global Select Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11.   Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1)

The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2)	No schedules are submitted because they are not applicable, not required or because information is included in the consolidated financial statements or the notes thereto.

3)

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10‑K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10‑K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2

Second Amended and Restated Bylaws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

4.2

Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated December 5, 2018 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019).

4.3*	Description of Securities

10.1#

2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.2#

2019 Stock Option and Grant Plan, and form of award agreements thereunder. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

10.3#	2019 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

10.4#	2019 Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.5#

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.6#

Form of Amended and Restated Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed June 10, 2019)

10.7#

Amended and Restated Employment Agreement for Andrew Cheng (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed June 10, 2019)

10.8#

Amended and Restated Employment Agreement for William White (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

Exhibit
Number	Exhibit Description
10.9 **

Exclusive License Agreement, by and between the Registrant and Amgen Inc., dated June 7, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.10

Sublease Agreement between the Registrant and Trucode Gene Repair, Inc., dated October 23, 2018, as amended by the First Amendment to Sublease Agreement, dated as of February 27, 2019 and the First Amendment to Consent to Sublease Agreement dated as of March 12, 2019 (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.11*	Amended and Restated Non-Employee Director Compensation Policy

10.12*	Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#Indicates a management contract or any compensatory plan, contract or arrangement.

*Filed herewith.

**Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.

+The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: March 16, 2020	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Andrew Cheng, Jonathan Young, and William White, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2020
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	March 16, 2020
William White

/s/ KEVIN BITTERMAN	Director	March 16, 2020
Kevin Bitterman, Ph.D.

/s/ SETH L. HARRISON	Director	March 16, 2020
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	March 16, 2020
Jane P. Henderson

/s/ MARK IWICKI	Director	March 16, 2020
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	March 16, 2020
Graham Walmsley, M.D., Ph.D