Form 10-Q
period 2020-03-31
Akero Therapeutics, Inc.
filed 2020-05-13
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 28,673,644 shares of common stock, $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•

our ability to complete Cohort C in our ongoing Phase 2a clinical trial of AKR-001 in NASH patients, including the ability to complete patient enrollment and obtain data during the ongoing COVID-19 pandemic;

•	our ability to manufacture drug product and submit an acceptable IND package to support our planned Phase 2b clinical trial during the ongoing COVID-19 pandemic;
•	our ability to initiate and complete enrollment and collect sufficient data in our planned Phase 2b/3 clinical trial during the ongoing COVID-19 pandemic;
•

the potential for COVID-19 or other pandemic, epidemic or outbreak of infectious diseases to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients,  the health of our employees and the strength of our supply chain;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$47,245	$64,788
Short-term marketable securities	78,040	71,612
Prepaid expenses and other current assets	933	1,649
Total current assets	126,218	138,049
Right of use asset	226	—
Other assets	177	69
Total assets	$126,621	$138,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,535	$947
Accrued expenses and other current liabilities	6,751	8,422
Total current liabilities	8,286	9,369
Other liabilities	12	23
Total liabilities	8,298	9,392
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 28,671,222 and 28,567,837 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	260,481	259,049
Accumulated other comprehensive gain (loss)	45	(6)
Accumulated deficit	(142,206)	(130,320)
Total stockholders’ equity	118,323	128,726
Total liabilities and stockholders’ equity	$126,621	$138,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$8,791	$4,063
General and administrative	3,588	1,449
Total operating expenses	12,379	5,512
Loss from operations	(12,379)	(5,512)
Other income (expense):
Interest income	493	166
Other expenses	—	(16)
Total other income, net	493	150
Net loss	(11,886)	(5,362)
Net unrealized gain on short-term marketable securities	51	—
Comprehensive loss	$(11,835)	$(5,362)
Net loss per common share, basic and diluted	$(0.42)	$(31.90)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,499,475	168,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)

Balances at December 31, 2019	—	$—	28,567,837	$3	$259,049	$(6)	$(130,320)	$128,726
Exercise of stock options	—	—	103,385	—	112	—	—	112
Vesting of restricted stock	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	1,238	—	—	1,238
Disgorgement of stockholders' short-swing profits, net	—	—	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(11,886)	(11,886)
Balances at March 31, 2020	—	$—	28,671,222	$3	$260,481	$45	$(142,206)	$118,323

Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	$36,646	$—	$(86,565)	$(49,919)
Stock-based compensation expense	—	—	—	—	215	—	—	215
Net loss	—	—	—	—	—	—	(5,362)	(5,362)
Balances at March 31, 2019	64,730,410	$124,728	238,986	$—	$36,861	$—	$(91,927)	$(55,066)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,886)	$(5,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,237	215
Non-cash lease expense	54	—
Net amortization of premiums and discounts on short-term investments	(103)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	724	197
Accounts payable	588	(564)
Accrued expenses and other current liabilities	(1,931)	70
Net cash used in operating activities	(11,317)	(5,444)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(24,781)	—
Proceeds from maturities of short-term marketable securities	18,500	—
Net cash used in investing activities	(6,281)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	112	—
Proceeds from the disgorgement of stockholders' short-swing profits, net	52	—
Payment of initial public offering costs	—	(720)
Net cash provided by (used in) financing activities	164	(720)
Net decrease in cash, cash equivalents and restricted cash	(17,434)	(6,164)
Cash, cash equivalents and restricted cash at the beginning of the period	64,848	76,000
Cash, cash equivalents and restricted cash at the end of the period	$47,414	$69,836

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Net unrealizable gain on marketable securities	$51	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$—	$556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage biotechnology company developing pioneering medicines designed to restore metabolic balance and improve overall health for patients with nonalcoholic steatohepatitis “NASH”.  NASH is a severe form of nonalcoholic fatty liver disease “NAFLD” characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate is AKR‑001, an analog of fibroblast growth factor 21 (“FGF21”). We are currently conducting a Phase 2a randomized, double-blind, placebo-controlled clinical trial, the BALANCED study, which is evaluating AKR-001 in the treatment of adult NASH patients.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, dated and filed on March 16, 2020 with the U.S. Securities and Exchange Commission. Since the date of those financial statements, other than the adoption of Accounting Standards Update No. 2016‑02, Leases (Topic 842) as discussed in Note 2, there have been no changes to the Company’s significant accounting policies.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its initial public offering (“IPO”) in June 2019. The Company has incurred recurring losses since its inception, including a net loss of $11,886 and $5,362 for the three months ended March 31, 2020 and 2019, respectively and net losses of $43,755 and $81,714 for the years ended December 31, 2019 and 2018, respectively. In addition, as of March 31, 2020, the Company had an accumulated deficit of $142,206. The Company expects to continue to generate operating losses for the foreseeable future. As of May 13, 2020, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $125,285 as of March 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

time to complete the clinical development of AKR‑001, to commercialize AKR‑001 if it receives regulatory approval, and to pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10‑01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2019 are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

Use of estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the accrual of research and development expenses, the valuations of common stock and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

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

Leases

Leases (Topic 842) Effective January 1, 2020

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use, or ROU, assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable.  The Company elected, as allowed under Topic 842 (or “ASC 842”), to not recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components, and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated, based on the respective relative fair values, to the lease components and non-lease components.

Entities may elect not to separate lease and non-lease components. Accordingly, entities making this election would account for each lease component and related non-lease component together as a single lease component. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842-10-55-2 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s leases.

The Company determines the lease classification and the present value of future lease payments at the time of the lease commencement using an incremental borrowing rate that it estimates based upon the Company’s credit risk and term of the lease. The interest rate implicit in lease contracts has not historically been readily determinable and the Company must therefore use the appropriate incremental borrowing rate to measure its leases. To estimate the incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating. Additionally, a notching method is utilized to apply an upward adjustment to the resulting credit rating to reflect a collateralized borrowing.

Leases (Topic 840) Prior to the Adoption of Topic 842

The Company enters into lease agreements for office facilities which are classified as operating leases. Rent expense is recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within accrued expenses and other current liabilities on the condensed consolidated balance sheet.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to the Company’s initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s board of directors.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company completed its initial public offering in June 2019 and accordingly, lacks sufficient company-specific historical and implied volatility information for its shares traded in the public markets. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of the Company's common stock on that same date.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. Our comprehensive loss is comprised of net loss and unrealized gains and losses on our short-term marketable securities.

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

Recently adopted accounting pronouncements

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842, ASC 842 or ASU 2016-02). ASU 2016-02 amends several aspects of lease accounting, including requiring lessees to recognize almost all leases with a term

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2020, the Company adopted Topic 842 using the modified retrospective approach and the adoption date as the initial date of application. Results for the three months ended March 31, 2020 are presented under Topic 842. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases, or Topic 840.

Topic 842 provides a number of optional practical expedients in transition. The Company elected the short-term lease expedient for leases with a term of one year or less, which permits a lessee to not recognize lease assets and lease liabilities for those leases. The Company elected the practical expedients to not reassess its prior conclusions about lease identification under the new standard, to not reassess lease classification, and to not reassess initial direct costs for its existing leases at adoption.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term at lease commencement. In transition to ASC 842, the Company utilized the remaining lease term of its leases, as of the effective date, in determining the appropriate incremental borrowing rate. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense.

The impact of the Company’s adoption of Topic 842 on the accompanying condensed consolidated balance sheet as of January 1, 2020 was as follows:

		Adjustments
		Due to the
	December 31,	Adoption of	January 1,
	2019	Topic 842	2020
Assets:
Operating lease ROU asset	$—	$280	$280
Liabilities:
Operating lease liabilities, current (included in accrued expenses and other current liabilities)	—	224	224
Deferred rent, current (included in accrued expenses and other current liabilities)	2	(2)	—
Operating lease liabilities, noncurrent (included in other liabilities)	—	60	60
Deferred rent, noncurrent (included in other liabilities)	2	(2)	—

The Company adopted Accounting Standards Update No. ASU 2018‑13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018‑13”) on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves a variety of codification topics by eliminating inconsistencies and providing clarifications making the codification easier to apply. The conforming amendments are effective upon issuance and did not materially impact the Company’s condensed consolidated financial statements.

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

The following is a summary of our financial assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements as of March 31, 2020 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$32,733	$32,733	$—	$—
Commercial paper	46,509	—	46,509	—
U.S. treasury securities	12,141	12,141	—	—
Corporate debt securities	19,390	—	19,390	—
	$110,773	$44,874	$65,899	$—

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$49,948	$49,948	$—	$—
Commercial paper	49,114	—	49,114	—
U.S. treasury securities	6,048	6,048	—	—
Corporate debt securities	20,143	—	20,143	—
	$125,253	$55,996	$69,257	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31,  2020 and 2019,  there were no transfers between Level 1,  Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.           Short-term marketable securities

The following is a summary of short-term marketable securities as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$32,733	$—	$—	$32,733
Commercial paper	46,509	—	—	46,509
U.S. treasury securities	12,058	83	—	12,141
Corporate debt securities	19,428	—	(38)	19,390
	$110,728	$83	$(38)	$110,773

Cash and cash equivalents				$32,733
Short-term marketable securities				78,040
				$110,773

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$49,948	$—	$—	$49,948
Commercial paper	49,114	—	—	49,114
U.S. treasury securities	6,048	—	—	6,048
Corporate debt securities	20,149	—	(6)	20,143
	$125,259	$—	$(6)	$125,253

Cash and cash equivalents				$53,641
Short-term marketable securities				71,612
				$125,253

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
Accrued employee compensation and benefits	$740	$1,606
Accrued external research and development expenses	4,998	6,361
Accrued legal and professional fees	657	370
Operating lease liability	230	—
Other	126	85
	$6,751	$8,422

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of March 31, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2020,  no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock. As of March 31, 2020 and December 31, 2019, there were 28,671,222 and 28,567,837 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2020	December 31, 2019
Options outstanding under the 2018 Stock Option and Grant Plan	2,193,592	2,296,029
Options outstanding under the 2019 Stock Option and Incentive Plan	901,858	800,526
Options available for future grant	2,812,364	1,771,931
2019 Employee Stock Purchase Plan	555,042	269,364
	6,462,856	5,137,850

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2020.

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

The Company accounted for the acceleration of vesting under the amended restricted stock agreement as a modification of the original awards and recognized the remaining unvested shares prospectively over the revised vesting period. The grant date fair value of restricted stock vesting during the three months ended March 31, 2020 and 2019 was insignificant.

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

The following table summarizes restricted stock activity since December 31, 2019:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2019	155,149	$0.52
Shares vesting	(61,617)	0.47
Unvested restricted common stock as of March 31, 2020	93,532	$0.55

As of March 31, 2020, there were 93,532 shares of unvested restricted common stock consisting of 9,450 shares from unvested restricted common stock awards under restricted stock agreements with the founders and 84,082 shares from the early exercise of stock options.

7.           Stock-based awards

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants).  The number of shares initially reserved for issuance under the 2019 Plan is 2,572,457, which includes the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,142,713 shares on January 1, 2020.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 285,678 shares on January 1, 2020.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Three Months Ended
	March 31,
	2020	2019
Expected term (in years)	6.0	6.0
Volatility	80.60%	67.44%
Risk-free interest rate	1.63%	2.57%
Dividend yield	0%	0%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2019	3,096,555	$7.89	9.19	$44,323
Options granted	103,500	20.08
Options exercised	(103,385)	1.09
Options cancelled	(1,220)	0.62
Balance outstanding, March 31, 2020	3,095,450	$8.53	8.98	$39,285
Exercisable, March 31, 2020	264,176	$7.76	8.83	$3,550
Vested and expected to vest, March 31, 2020	3,095,450	$8.53	8.98	$39,285

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2020 was $13.91.

Stock-based compensation

The Company recorded $1,237 in stock-based compensation expense for the three months ended March 31, 2020, with $368 classified as research and development expense and $869 classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company recorded $215 in stock-based compensation expense for the three months ended March 31, 2019, with $82 classified as research and development expense and $133 classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

As of March 31, 2020, total unrecognized compensation cost related to unvested stock options was $15,820, which is expected to be recognized over a weighted average period of 2.9 years.

In April, June and July 2019, certain option holders early exercised options to purchase 491,207 shares of common stock, at an average exercise price of $0.65 per share, for cash proceeds of $321 (See Note 6). Stock-based compensation expense related to these options will continue to be recognized over the requisite service period of the awards based on the grant-date fair value which was determined using the Black-Scholes option-pricing model.

8.           Amgen license agreement

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

Under the Amgen Agreement, the Company made a milestone payment in August 2019 of $2,500 in connection with dosing the first patient in its Phase 2a clinical trial and is obligated to make aggregate remaining milestone payments to Amgen of up to $37,500 upon the achievement of specified clinical and regulatory milestones and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

Under the Amgen Agreement, the Company is obligated to pay Amgen tiered royalties ranging from a low to high single-digit percentages on annual net sales of the licensed products, beginning on the first commercial sale of such licensed products in each country and expiring on a country-by-country basis on the latest of (i) the expiration of the last valid patent claim covering such licensed products in such country, (ii) the loss of regulatory exclusivity in such country, and (iii) ten years after the first commercial sale of such licensed product in such country. The royalty payments are subject to reduction under specified conditions set forth in the Amgen Agreement.

The Company is solely responsible for all development, manufacturing, and commercial activities and costs of the licensed products, including clinical studies or other tests necessary to support the use of a licensed product. The Company is also responsible for costs related to the filing, prosecution and maintenance of the licensed patent rights.

The Amgen Agreement will remain in effect until the expiration of the royalty term in all countries for all licensed products. The Amgen Agreement may be terminated by either party with at least 90 days' notice in the event of material breach by the other party that remains uncured for 90 days, by either party for insolvency or bankruptcy of the other party and immediately by Amgen if the Company challenges the licensed patents. The Company may also terminate the Amgen Agreement with 90 days' written notice for discretionary reasons such as scientific, technical, regulatory or commercial issues, as defined in the Amgen Agreement.

During the three months ended March 31, 2020 and 2019, the Company did not record any research and development expense in connection with the Amgen Agreement.

9.           Income taxes

During the three months ended March 31, 2020 and 2019, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

uncertainty of realizing a benefit from those items.  All of the Company’s operating losses since inception have been generated in the United States.

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(11,886)	$(5,362)
Denominator:
Weighted average common shares outstanding, basic and diluted	28,499,475	168,071
Net loss per share, basic and diluted	$(0.42)	$(31.90)

The Company excluded 77,223 shares and 70,915 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended March 31,  2020 and 2019, respectively, because those shares had not vested.

The Company’s potentially dilutive securities, which include stock options,  unvested restricted common stock and redeemable convertible preferred stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	3,095,450	2,314,740
Unvested restricted common stock	93,532	66,042
Redeemable convertible preferred stock (as converted to common stock)	—	21,056,136
	3,188,982	23,436,918

11.         Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Operating leases

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. The First Amendment lease expires in March 2021. Monthly lease payments to be paid under the amended agreement total $19 which are subject to a 3% annual increase beginning in October 2019 and continuing for each successive year until the lease has expired or been terminated. The Company has provided a security deposit of approximately $20, which is included as a component of other assets (non-current) on the Company’s condensed consolidated balance sheets.

On May 7, 2020, the Company entered into an agreement to effectuate an early termination of the 2018 office lease agreement in South San Francisco, California, without penalty. This early termination will be effective as of June 30, 2020 and reduces the Company’s future minimum lease payments by approximately $180 (see Note 13 – Subsequent Event).

In September 2019 the Company entered into an agreement to use office space in Cambridge, Massachusetts.  The agreement was for an initial six-month term,  which was extended until September 2020, and provides for rolling six-month extensions. The Company has determined this lease to be short term, as the Company is not obligated at any time for more than a six-month term. The Company makes monthly payments of $4 under the agreement.

For the three months ended March 31, 2020, the components of operating lease cost were as follows:

		Three months ended
		March 31, 2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$59
Variable operating lease cost	General and administrative expense	27
Short-term lease cost	Research and development expense	8
Total operating lease cost		$94

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$59
Weighted average remaining lease term		1 year
Weighted average discount rate		8.0%

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2020:

Year ending December 31,
2020 (remainder)	$178
2021	61
2022	—
2023	—
2024	—
2025 and thereafter	—
Total future minimum lease payments	239
Less imputed interest	(9)
Total operating lease liabilities	$230

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In February 2020, the Company entered into a seven-year agreement to occupy 6,647 square feet of office space in South San Francisco, California, which has not yet commenced as the space is not currently available for the Company’s use.  Under the agreement, the Company is required to make $2,267 in total minimum payments during the term, which is not included in the maturity table above. The Company anticipates that its occupancy of the space will commence on or about June 2020.

Prior to the Company’s adoption of ASC 842 on January 1, 2020, the Company recognized rent expense on a straight-line basis over the respective lease periods and recorded rent expense of $305 for the year ended December 31, 2019. As of December 31, 2019, future minimum commitments due under the Company’s leases totaled $401, of which $321 was due in 2020 and $80 was due in 2021.

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2020, the Company had non-cancelable purchase commitments under these agreements totaling $7,969.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020.

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

12.         Related parties

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors, LLC (“Atlas”), a significant investor in the Company, has served on the Company’s board of directors since 2018. In August 2018, the Company entered into a use and occupancy agreement for office space with Atlas in Cambridge, Massachusetts (see Note 11). The parties terminated the agreement in September 2019.  The Company did not incur any expenses from Atlas during the three months ended March 31, 2020. The Company incurred $5 from Atlas under the use and occupancy agreement during the three months ended March 31, 2019. As of March 31, 2020 and December 31, 2019, the Company did not owe any amounts to Atlas.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

13.         Subsequent event

The Company evaluated subsequent events through May 13, 2020, the date on which these financial statements were issued.

On May 7, 2020, the Company entered into an agreement to effectuate an early termination of the 2018 office lease agreement in South San Francisco, California. This early termination will be effective as of June 30, 2020 and will reduce the Company’s future minimum lease payments by approximately $180.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company developing pioneering medicines designed to restore metabolic balance and improve overall health for NASH patients. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, AKR-001, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that regulates metabolism of lipids, carbohydrates and proteins throughout the body. FGF21 also plays a critical role in protecting many types of cells from various forms of stress. We are currently conducting a Phase 2a randomized, double-blind, placebo-controlled clinical trial, the BALANCED study, which is evaluating AKR-001 in the treatment of NASH patients.

On March 31, 2020 we reported results for the primary and several secondary efficacy endpoints for the BALANCED study, at week 12 of the 16-week dosing period. Each of the three AKR-001 dose groups met the primary endpoint as well as all reported secondary endpoints. These results included highly significant 12-14% absolute reductions in liver fat and 63-72% relative reductions in liver fat (in each case compared with 0% for placebo). Reductions in ALT of 24-32 U/L were observed (compared with 6 U/L for placebo). These robust efficacy results are expected to provide flexibility in dose selection for the next study. We propose, pending consultation with FDA, to progress two doses for further evaluation. These results are consistent with previous clinical trials in patients with type 2 diabetes, or T2D, in which administration of AKR-001 was associated with substantial improvements in lipid metabolism and insulin sensitivity. We believe these data, coupled with clinical results from other FGF21 analogs, demonstrate AKR-001's potential to serve as a cornerstone for the treatment of NASH.

The COVID-19 pandemic has not materially impacted data collection for the BALANCED study or preparations for our upcoming Phase 2b/3 trial. We have completed all data collection for the BALANCED study. A total of 50 subjects achieved at least a 30% relative reduction of liver fat at week 12 as measured by magnetic resonance imaging – proton density fat fraction (MRI-PDFF) and therefore were eligible for end-of-study biopsies. Forty-eight of the biopsy-eligible subjects were treated with AKR-001 compared with two subjects on placebo. End-of-study biopsies have been successfully collected for 42 (84%) of the 50 biopsy-eligible subjects. Toward the end of this quarter, we expect to unblind the BALANCED study data and to report efficacy and safety data, including paired biopsy results. We expect to include results for the proportions of subjects who achieved at least a 2-point reduction in NAFLD activity score (NAS), a 1-point reversal in fibrosis score with no worsening of NASH, and NASH resolution with no worsening of fibrosis. Additional expected analyses include biomarkers of liver injury and fibrosis and other relevant measures for NASH studies, together with safety and tolerability.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of AKR-001 and any future product candidates. Our net losses were $11.9 million for the three months ended March 31, 2020 and  $43.8 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $142.2 million. We expect to continue to incur significant expenses for at least the next several years as we advance AKR-001 through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of March 31, 2020, we had cash, cash equivalents and short-term marketable securities of $125.3 million, which we believe will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements.

Impact of the COVID-19 Pandemic

As of May 2020, a novel strain of coronavirus (“COVID-19”) has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three months ended March 31, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic has not materially impacted data collection for the BALANCED study, which has been completed, or preparations for our upcoming Phase 2b/3 trial.

The BALANCED study’s Data Monitoring Committee convened for a review of unblinded safety data following completion of treatment and recommended that a planned expansion cohort (Cohort C) in NASH patients who have compensated cirrhosis (F4), Child-Pugh Class A, proceed without any amendments to the protocol. After a temporary suspension of enrollment plans, we began screening for Cohort C on May 7, 2020 and expect to begin enrollment in the second quarter of this year. Cohort C is designed to inform the long-term development plan in patients NASH who have compensated cirrhosis (F4), Child-Pugh Class A. We expect to update the AKR-001 IND after completion of the recommended toxicology package for a biopharmaceutical, enabling a longer-term Phase 2b/3 clinical trial to commence during the first half of 2021. These chronic toxicology studies include 26-week dosing followed by a 13-week recovery period off drug in rats and non-human primates. In addition, a standard package of reproductive and developmental toxicology studies has been completed. We also expect to have drug product available in the fourth quarter of 2020 to supply the planned Phase 2b portion of an anticipated Phase 2b/3 clinical trial beginning in the first half of 2021. Commercial-scale manufacturing of GMP drug substance (API) was completed in April 2020 without any impact from COVID-19. Manufacture of GMP drug product lots is scheduled for the third quarter of 2020.

Notwithstanding the foregoing, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Our clinical development costs may vary significantly based on factors such as:

•	per patient trial costs;
•	the number of trials required for approval;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of patients that participate in the trials;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients enrolled in clinical trials;
•	potential additional safety monitoring requested by regulatory agencies;
•	the duration of patient participation in the trials and follow-up;
•	any setbacks or delays to the initiation or completion of preclinical or non-clinical studies, product development or clinical trials due to the COVID-19 pandemic;
•	the cost and timing of manufacturing our product candidates, including on account of any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
•	the phase of development of our product candidates; and
•	the efficacy and safety profile of our product candidates.

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
•

the impacts of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19, on our supply of product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and

•	a continued acceptable safety profile of our therapy following approval.

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

Results of operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$8,791	$4,063	$4,728	116%
General and administrative	3,588	1,449	2,139	148%
Total operating expenses	12,379	5,512	6,867	125%
Loss from operations	(12,379)	(5,512)	(6,867)	(125)%
Other income, net	493	150	343	*
Net loss	$(11,886)	$(5,362)	$(6,524)	(122)%

* Percentage change is not meaningful

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct AKR-001 program expenses	$7,678	$3,538	$4,140	117%
Personnel and related costs	1,113	525	588	112%

Total research and development expenses	$8,791	$4,063	$4,728	116%

Research and development expenses were $8.8 million and $4.1 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $4.7 million. Direct cost increases for our AKR-001 program included $2.8 million related to external CRO costs associated with our ongoing Phase 2a clinical trial and $1.5 million related to third-party contract manufacturing costs, while other development costs decreased by $0.2 million. Personnel and related costs, including stock-based compensation, increased $0.6 million due to additional personnel to support our clinical and manufacturing activities.  We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $3.6 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $2.2 million.  Personnel and related costs, including stock-based compensation, increased $1.1 million due primarily to additional personnel in our general and administrative functions related to our growth in becoming a public company. Legal, accounting, other professional service fees and insurance increased $1.0 million, also related to our growth in becoming a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of AKR-001 and our continued research activities.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2020 is comprised primarily of $0.5 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.2 million for the three months ended March 31, 2019.

Liquidity and capital resources

From our inception through March 31, 2020, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock and common stock in our initial public offering. Through March 31, 2020, we had received gross proceeds of $196.3 million from sales of our redeemable convertible preferred stock and the initial public offering of our common stock in June 2019. As of March 31, 2020, we had cash, cash equivalents and short-term marketable securities of $125.3 million. We have invested our cash resources primarily in liquid money market accounts, U.S. treasury securities and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(11,317)	$(5,444)
Net cash used in investing activities	(6,281)	—
Net cash provided by (used in) financing activities	164	(720)
Net decrease in cash, cash equivalents and restricted cash	$(17,434)	$(6,164)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2020 was $11.3 million, consisting of a net loss of $11.9 million, which was partially offset by non-cash charges of $1.2 million for stock-based compensation expense and net cash used by changes in our operating assets and liabilities of $0.6 million.  The change in operating assets and liabilities was primarily due to a reduction in accrued expenses and other current liabilities of $1.9 million, of which $1.0 million was due to the timing of payments to our clinical research organization, or CRO, and contract manufacturing organization, or CMO, vendors and $0.9 million was related to employee compensation.  These amounts were partially offset by a $0.7 million decrease in prepaid expenses and other current assets and a $0.6 million increase in accounts payable, both related to the timing of prepayments and payments to our CROs and CMOs.

Cash used in operating activities for the three months ended March 31, 2019 was $5.4 million, resulting primarily from our net loss of 5.4 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2020 was $6.3 million, consisting of $24.8 million of purchases of short-term marketable securities offset by $18.5 million of maturities of short-term marketable securities.

There were no cash flows from investing activities for the three months ended March 31, 2019.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2020 was $0.2 million, consisting of $0.1 million in proceeds from the exercise of stock options and $0.1 million from the disgorgement of stockholders' short-swing profits.

Cash provided by financing activities for the three months ended March 31, 2019 was $0.7 million, which consisted of payments of legal and professional fees incurred in connection with our initial public offering.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities.  The timing and amount of our operating expenditures will depend largely on:

•	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for AKR-001 or any future product candidates we may develop;
•

timing delays, if any, with respect to preclinical and clinical development of AKR-001 or any future product candidates we may develop as a result of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19;

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

Contractual obligations and other commitments

We have entered into agreements with CROs and CMOs to provide services in connection with our nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2020,  we had non-cancelable purchase commitments under these agreements totaling $7,969. As of March 31, 2020,  we have remaining minimum payments due under our operating lease for current office space in South San Francisco, California and our use agreement for office space in Cambridge, Massachusetts totaling $247.

Apart from the contracts with non-cancelable purchase commitments, we have entered into other contracts in the normal course of business with certain CROs, CMOs, and other third parties for nonclinical research studies and testing, clinical trials and manufacturing services. These contracts do not contain any minimum purchase commitments and are cancelable by us upon prior notice. Payments due upon cancellation consist only of payments for services provided and expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation.

Under the Amgen Agreement, we are obligated to make aggregate remaining milestone payments of up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. We have not included any contingent payment obligations to Amgen in the above table as the amount, timing and likelihood of such payments are not known. The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in July 2019.

In February 2020, we entered into a seven-year lease agreement for 6,647 square feet of new office space in South San Francisco, California.  Under the agreement, we are required to make $2,267 in minimum payments during the lease term. We anticipate that we will begin occupancy and commence the lease on or about June 2020.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission on March 16, 2020. There were no material changes to our critical accounting policies through March 31, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition, results of operations and cash flow could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition, results of operations or cash flow.

Risks related to our business, technology and industry

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2020 and 2019, we reported net losses of $11.9 million and $5.4 million, respectively. For the years ended December 31, 2019 and 2018, we reported net losses of $43.8 million and $81.7 million, respectively. As of March 31, 2020, we had an accumulated deficit of $142.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

•	conduct larger scale clinical trials for our product candidate, AKR-001, and any future product candidates;
•	discover and develop new product candidates, and conduct nonclinical studies and clinical trials;
•	incur setbacks or delays to the initiation or completion of preclinical and non-clinical studies, product development and/or clinical trials due to the COVID-19 pandemic;

•	incur any disruption or delays to the supply of our product candidate due to the COVID-19 pandemic;
•	manufacture, or have manufactured, clinical and commercial supplies of our product candidates;
•	seek regulatory approvals for our product candidate or any future product candidates;
•	commercialize AKR-001 or any future product candidates, if approved;
•	attempt to transition from a company with a development focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
•	hire additional clinical, scientific, and management personnel;
•	add operational, financial, and management information systems and personnel;
•	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
•	incur additional costs associated with operating as a public company.

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

As of March 31, 2020, we had $125.3 million of cash, cash equivalents and short-term marketable securities, which includes proceeds from our initial public offering, or IPO, of $95.5 million, net of underwriting discounts, commissions and offering expenses. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•

the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop, including on account of any setbacks or delays due to the COVID-19 pandemic;

•

the cost and timing of manufacturing our product candidate for use in clinical trials or, if approved by the FDA, for commercial use, including on account of any disruption or delays to the supply of our product candidate due to the COVID-19 pandemic;

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. AKR-001 and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our ongoing Phase 2a clinical trial, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

To date, we have not released AKR-001 drug substance (active pharmaceutical ingredient, or API) that has been manufactured under GMP conditions for use in clinical trials. While we received a supply of AKR-001 drug substance from Amgen in sufficient quantities to complete our ongoing Phase 2a clinical trial, we have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make new drug substance to support future clinical trials and for commercial sale, if approved. To date, transfer of the former Amgen API manufacturing process to our third-party contract manufacturer has been completed successfully at both pilot scale and in an engineering run.  We have also manufactured API under GMP conditions, which is being evaluated for release for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

•

the manufacturing process is susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral, including COVID-19, or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;

•

the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, pandemics, epidemics, or outbreaks of infectious disease, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest and numerous other factors; and

•

any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

The manufacture of AKR-001 requires significant expertise and capital investment, including the development of advanced manufacturing techniques and in-process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated and qualified process needed for pivotal clinical trials and commercial launch. These problems include failure to meet target production costs and yields, failure to meet product release specifications, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidate or any future product candidates will not occur in the future.

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or finished drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

In addition, we plan to develop a new drug product formulation for late stage clinical trials and commercialization. We have entered into a contract with a specialist formulation development company, Coriolis Pharma Research GmbH, to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, we plan to select one approach to progress for use in Phase 3 clinical development. We also plan to begin development of a delivery device for easy and convenient administration. There is no assurance that we will be successful in developing a new drug product formulation with a  preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for AKR-001. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and device, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of AKR-001, if approved.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of March 31, 2020, we had thirteen full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition. Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. As a public company, we are subject Section 404, or Section 404, of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and the rules and regulations of Nasdaq. These regulations impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. As  a public company, we are required to comply with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. This assessment will need to include the disclosure of any material weaknesses or significant deficiencies in our internal control over financial reporting identified by our management or our independent registered public accounting firm.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete additional cohorts for our Phase 2a clinical trial and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in our Phase 2a clinical trial and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID‑19 pandemic, in regions where we, or third parties on which we rely, have significant manufacturing, analytical laboratory and transportation facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, which is currently subject to a shelter-in-place order, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID‑19, and the San Francisco Department of Public Health announced aggressive recommendations to reduce the spread of the disease. On March 16, 2020, the health officers of six San Francisco Bay Area counties, including San Mateo County where our headquarters are located, issued shelter-in-place orders, which (i) direct all individuals living in those counties to shelter at their places of residence (subject to limited exceptions), (ii) direct all businesses and governmental agencies to cease non-essential operations at physical locations in those counties, (iii) prohibit all non-essential gatherings of any number of individuals, and (iv) order cessation of all non-essential travel. The shelter-in-place orders were subsequently revised and will continue until May 31, 2020, unless further extended. In addition, we have implemented work-from-home policies for our employees. The effects of the shelter-in-place order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to government orders, site policies on account of the pandemic or prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or otherwise be reluctant to enroll in clinical trials during the COVID-19 pandemic. For example, we have begun screening for Cohort C and expect to begin enrollment in the third quarter of 2020. As a result of the potential complications related to COVID-19, we will be adding an in-home nursing service as well as permitting remote visits via tele-medicine with sites. Though we expect the COVID-19 impact on our clinical trials to be minimal due to the type and location of our NASH sites, the future impact of the COVID-19 pandemic will depend on future developments that are highly uncertain and cannot be predicted with confidence.

Such events may delay our ability to conduct preclinical and non-clinical studies and clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidate.

Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, surfaced in Wuhan, China and has reached multiple other regions and countries, including South San Francisco, California where our primary office space is located.  The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

•

the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;

•

limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

•

interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;

•

business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors that enrolled participants will drop out before completion; and

•	the FDA and other regulators have made COVID-19 a primary priority, which can result in delays for trials unrelated to the pandemic.

Moreover, COVID-19 may also severely affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out such enrollments and trials. Any negative impact COVID-19 has to patient enrollment or treatment could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operation and financial condition.  Further, uncertainty around these and related issues has severely harmed and is expected to continue to severely harm the economy of the United States, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

Changes in tax laws could adversely affect our business and financial condition.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department.  Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act was enacted, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 coronavirus outbreak, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had U.S. federal and state net operating loss, or NOL, carryforwards of $51.1 million and $10.2 million, respectively and federal and state research and development tax credit carryforwards of $1.1 million and $0.2 million, respectively. If not utilized, such NOL carryforwards (other than any federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2032, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law,  federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, utilization of NOL carryforwards generated in tax years beginning after December 31, 2020 are limited to a maximum of 80% of the taxable income for such year determined without regard to such NOL carryforwards. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced ownership changes on March 24, 2017 and on June 7, 2018 as a result of pre-IPO financing activities and we may experience ownership changes again in the future, some of which may be outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

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

•

difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest; and

•	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials or the reporting of results of our clinical trial and the supply of our product candidate.

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

We cannot be sure that we will be able to continue development of AKR-001 or submit INDs or similar applications for any future product candidates, on the timelines we expect, if at all. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for additional preclinical studies and clinical trials. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical studies and clinical trials will enable any future clinical trials to begin under a proposed protocol.

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

The patent landscape around our AKR-001 product candidate is complex, and we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies. Moreover, it is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our product candidate or any future product candidates or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our product candidate or any future product candidates and to be valid and enforceable. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. If any third-party intellectual property claims are asserted against us, even if we believe the claims are without merit, there is no assurance that a court would find in our favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability and the ability of our licensor to commercialize any product candidates we may develop, and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or our licensor or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we or our licensor and other commercialization partners may be prevented from commercializing our product candidate or any future product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

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

The third parties who conduct our future clinical trials are not our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, such as due to the impacts of COVID-19, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines due to the impact of COVID-19 or for other reasons or if the quality or accuracy of the clinical data they obtain is compromised due to the failure (including by clinical sites or investigators) to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenues could be delayed significantly.

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

Any performance failure on the part of our existing or future manufacturers, such as delays in performance due to COVID-19, could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substances. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidate or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The processes involved in manufacturing our drug product candidates are complex, expensive, highly regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

•	the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate as well as competitive products;
•	any impact to market health as a result of COVID-19;
•	the clinical indications for which the product candidate is approved;
•	acceptance of the product candidate as a safe and effective treatment by clinics and patients;
•	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage and adequate reimbursement and pricing by third-party payors;
•	the relative convenience and ease of administration;
•	the frequency and severity of adverse events;
•	the effectiveness of sales and marketing efforts; and
•	unfavorable publicity relating to our product candidate or any future product candidates.

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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

10.1

Office Lease between Gateway Center LP and the Registrant dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020).

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

AKERO THERAPEUTICS, INC.

Date: May 13, 2020	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2020	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)