Form 10-Q
period 2020-06-30
Akero Therapeutics, Inc.
filed 2020-08-12
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38944

Akero Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5266573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Gateway Boulevard, Suite 350

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 7, 2020, the registrant had 34,700,769 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to complete Cohort C in our ongoing Phase 2a clinical trial of Efruxifermin (“EFX”), formerly known as AKR-001, in NASH patients, known as the BALANCED study, including the ability to complete patient enrollment and obtain data during the ongoing COVID-19 pandemic;
●	our ability to manufacture drug product and submit an acceptable IND package to support our planned Phase 2b clinical trial of EFX during the ongoing COVID-19 pandemic;
●	our ability to initiate and complete enrollment and collect sufficient data in our planned Phase 2b/3 clinical trial of EFX for the treatment of NASH during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, including COVID-19, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$63,247	$64,788
Short-term marketable securities	39,586	71,612
Prepaid expenses and other current assets	10,360	1,649
Total current assets	113,193	138,049
Other assets	865	69
Total assets	$114,058	$138,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,536	$947
Accrued expenses and other current liabilities	7,857	8,422
Total current liabilities	10,393	9,369
Other liabilities	2	23
Total liabilities	10,395	9,392
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 28,683,679 and 28,567,837 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	3	3
Additional paid-in capital	261,983	259,049
Accumulated other comprehensive gain (loss)	90	(6)
Accumulated deficit	(158,413)	(130,320)
Total stockholders’ equity	103,663	128,726
Total liabilities and stockholders’ equity	$114,058	$138,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$13,037	$5,960	$21,828	$10,023
General and administrative	3,417	1,649	7,005	3,098
Total operating expenses	16,454	7,609	28,833	13,121
Loss from operations	(16,454)	(7,609)	(28,833)	(13,121)
Other income (expense):
Interest income	247	381	740	546
Other expenses	—	—	—	(15)
Total other income, net	247	381	740	531
Net loss	(16,207)	(7,228)	(28,093)	(12,590)
Net unrealized gain on short-term marketable securities	45	—	96	—
Comprehensive loss	$(16,162)	$(7,228)	$(27,997)	$(12,590)
Net loss per common share, basic and diluted	$(0.57)	$(2.21)	$(0.98)	$(7.29)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	28,602,976	3,268,390	28,551,227	1,726,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

							Accumulated
	Redeemable Convertible Preferred				Additional		Other			Total
	Stock		Common Stock		Paid-In-		Comprehensive		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital		Gain (Loss)		Deficit	Equity (Deficit)

Balances at December 31, 2019	—	$—	28,567,837	$3		$259,049		$(6)	$(130,320)		$128,726
Exercise of stock options	—	—	103,385	—		112		—	—		112
Vesting of restricted stock	—	—	—	—		30		—	—		30
Stock-based compensation expense	—	—	—	—		1,238		—	—		1,238
Disgorgement of stockholders' short-swing profits, net	—	—	—	—		52		—	—		52
Net unrealized gain on short-term marketable securities	—	—	—	—		—		51	—		51
Net loss	—	—	—	—		—		—	(11,886)		(11,886)
Balances at March 31, 2020	—	—	28,671,222	3		260,481		45	(142,206)		118,323
Exercise of stock options	—	—	3,202	—		9		—	—		9
Vesting of restricted stock	—	—	—	—		13		—	—		13
Issuance of common stock pursuant to ESPP purchases	—	—	9,255	—		158		—	—		158
Stock-based compensation expense	—	—	—	—		1,322		—	—		1,322
Net unrealized gain on short-term marketable securities	—	—	—	—		—		45	—		45
Net loss	—	—	—	—		—		—	(16,207)		(16,207)
Balances at June 30, 2020	—	$—	28,683,679	$3		$261,983		$90	$(158,413)		$103,663

Balances at December 31, 2018	64,730,410	$124,728	238,986	$—		$36,646		$—	$(86,565)		$(49,919)
Stock-based compensation expense	—	—	—	—		215		—	—		215
Net loss	—	—	—	—		—		—	(5,362)		(5,362)
Balances at March 31, 2019	64,730,410	124,728	238,986	—		36,861		—	(91,927)		(55,066)
Conversion of convertible preferred stock into common stock upon closing of public offering	(64,730,410)	(124,728)	21,056,136	2	—	124,726	—	—	—	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	—	95,452	—	—	—	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	487,933	—		—		—	—		—
Exercise of stock options	—	—	159,824	—		100		—	—		100
Stock-based compensation expense	—	—	—	—		402		—	—		402
Net loss	—	—	—	—		—		—	(7,228)		(7,228)
Balances at June 30, 2019	—	$—	28,555,379	$3		$257,541		$—	$(99,155)		$158,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,093)	$(12,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,560	617
Non-cash lease expense	107	—
Net amortization of premiums and discounts on short-term investments	(62)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(9,419)	697
Accounts payable	1,589	317
Accrued expenses and other current liabilities	(472)	193
Operating lease liability	(111)	—
Net cash used in operating activities	(33,901)	(10,766)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(24,781)	—
Proceeds from sales of short-term marketable securities	9,865	—
Proceeds from maturities of short-term marketable securities	47,100	—
Net cash provided by investing activities	32,184	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in initial public offering, net of issuance costs and underwriting fees	—	97,080
Proceeds from the early exercise of stock options in exchange for restricted common stock	—	300
Proceeds from the exercise of stock options	121	100
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	158	—
Proceeds from the disgorgement of stockholders' short-swing profits, net	52	—
Payment of deferred offering costs	(67)	—
Net cash provided by financing activities	264	97,480
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,453)	86,714
Cash, cash equivalents and restricted cash at the beginning of the period	64,848	76,000
Cash, cash equivalents and restricted cash at the end of the period	$63,395	$162,714

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Net unrealizable gain on marketable securities	$96	$—
Remeasurement of ROU asset and lease liability	$173	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$583	$1,628
Conversion of convertible preferred stock into common stock	$—	$124,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a cardio-metabolic non-alcoholic steatohepatitis (“NASH”) company developing pioneering medicines designed to restore metabolic balance and improve the overall health of patients with NASH. NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”) characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate is Efruxifermin (“EFX”), formerly known as AKR-001, an analog of fibroblast growth factor 21 (“FGF21”). We recently completed the main study portion of a Phase 2a randomized, double-blind, placebo-controlled clinical trial, the BALANCED study, which evaluated EFX in the treatment of adult NASH patients with F1-F3 fibrosis. An additional study cohort evaluating EFX in the treatment of patients with compensated cirrhosis is ongoing.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, ability to secure additional capital to fund operations, completion and success of clinical testing, compliance with governmental regulations, development by competitors of new technological innovations, dependence on key personnel and protection of proprietary technology. EFX will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, dated and filed on March 16, 2020 with the U.S. Securities and Exchange Commission. Since the date of those financial statements, other than the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842) as discussed in Note 2, there have been no changes to the Company’s significant accounting policies.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and common stock, proceeds from its initial public offering (“IPO”) of common stock in June 2019 and most recently with proceeds from a follow-on public offering of common stock in July 2020. The Company has incurred recurring losses since its inception, including a net loss of $28,093 and $12,590 for the six months ended June 30, 2020 and 2019, respectively and net losses of $43,755 and $81,714 for the years ended December 31, 2019 and 2018, respectively. In addition, as of June 30, 2020, the Company had an accumulated deficit of $158,413. The Company expects to continue to generate operating losses for the foreseeable future. As of August 12, 2020, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash,

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

cash equivalents and short-term marketable securities of $102,833 as of June 30, 2020, supplemented by the $202,809 in net proceeds from its recent follow-on public offering in July 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of June 30, 2020 and the results of its operations and its cash flows for the three and six months ended June 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity (deficit) as of June 30, 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2019 are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Recently adopted accounting pronouncements

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842, ASC 842 or ASU 2016-02). ASU 2016-02 amends several aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a ROU asset and corresponding liability, measured at the present value of the lease payments. On January 1, 2020, the Company adopted Topic 842 using the modified retrospective approach and the adoption date as the initial date of application. Results prior to the adoption effective date are presented under Topic 840. No prior period amounts were adjusted and continue to be reported in accordance with previous lease guidance, Accounting Standards Codification Topic 840, Leases, or Topic 840.

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

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following is a summary of our financial assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements as of June 30, 2020 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$49,473	$49,473	$—	$—
Commercial paper	14,739	—	14,739	—
U.S. treasury securities	12,063	12,063	—	—
Corporate debt securities	12,784	—	12,784	—
	$89,059	$61,536	$27,523	$—

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$49,948	$49,948	$—	$—
Commercial paper	49,114	—	49,114	—
U.S. treasury securities	6,048	6,048	—	—
Corporate debt securities	20,143	—	20,143	—
	$125,253	$55,996	$69,257	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.           Cash, cash equivalents and short-term marketable securities

The following is a summary of cash, cash equivalents and short-term marketable securities as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$49,473	$—	$—	$49,473
Commercial paper	14,739	—	—	14,739
U.S. treasury securities	12,027	36	—	12,063
Corporate debt securities	12,730	54	—	12,784
	$88,969	$90	$—	$89,059

Cash and cash equivalents				$49,473
Short-term marketable securities				39,586
				$89,059

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$49,948	$—	$—	$49,948
Commercial paper	49,114	—	—	49,114
U.S. treasury securities	6,048	—	—	6,048
Corporate debt securities	20,149	—	(6)	20,143
	$125,259	$—	$(6)	$125,253

Cash and cash equivalents				$53,641
Short-term marketable securities				71,612
				$125,253

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Accrued external research and development expenses	$5,951	$6,361
Accrued employee compensation and benefits	993	1,606
Accrued deferred offering costs	583	—
Accrued legal and professional fees	184	370
Other	146	85
	$7,857	$8,422

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of June 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2020, no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock. As of June 30, 2020 and December 31, 2019, there were 28,683,679 and 28,567,837 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	June 30, 2020	December 31, 2019
Options outstanding under the 2018 Stock Option and Grant Plan	2,190,390	2,296,029
Options outstanding under the 2019 Stock Option and Incentive Plan	992,858	800,526
Options available for future grant	2,721,364	1,771,931
2019 Employee Stock Purchase Plan	545,787	269,364
	6,450,399	5,137,850

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2020.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of June 30, 2020, all restricted stock issued to the founders is fully vested.

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

The following table summarizes restricted stock activity since December 31, 2019:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2019	155,149	$0.52
Shares vesting	(91,760)	0.46
Unvested restricted common stock as of June 30, 2020	63,389	$0.62

As of June 30, 2020, there were 63,389 shares of unvested restricted common stock from the early exercise of stock options.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan is 2,572,457, which includes the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,142,713 shares on January 1, 2020.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 285,678 shares on January 1, 2020.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (in years)	5.58	6.07	5.81	6.04
Volatility	74.40%	71.20%	77.70%	69.80%
Risk-free interest rate	0.44%	2.28%	1.07%	2.39%
Dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2019	3,096,555	$7.89	9.19	$44,323
Options granted	194,500	$22.45
Options exercised	(106,587)	$1.14
Options cancelled	(1,220)	$0.62
Balance outstanding, June 30, 2020	3,183,248	$9.01	8.77	$50,665
Exercisable, June 30, 2020	634,716	$7.64	8.68	$10,969
Vested and expected to vest, June 30, 2020	3,183,248	$9.01	8.77	$50,665

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

The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2020 was $15.72 and $14.76, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock-based compensation expense:
Classified with research and development expense	$369	$94	$737	$176
Classified within general and administrative expense	953	308	1,823	441
Total stock-based compensation expense	$1,322	$402	$2,560	$617

As of June 30, 2020, total unrecognized compensation cost related to unvested stock options was $15,963, which is expected to be recognized over a weighted average period of 2.6 years.

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

8.           Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a treatment for NASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover EFX to third parties.

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

Under the Amgen Agreement, the Company made a milestone payment in August 2019 of $2,500 in connection with dosing the first patient in the BALANCED study and is obligated to make aggregate remaining milestone payments to Amgen of up to $37,500 upon the achievement of specified clinical and regulatory milestones and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

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

During the three and six months ended June 30, 2020 and 2019, the Company did not record any research and development expense in connection with the Amgen Agreement.

9.           Income taxes

During the three and six months ended June 30, 2020 and 2019, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and six months ended June 30, 2020.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(16,207)	$(7,228)	$(28,093)	$(12,590)
Denominator:
Weighted average common shares outstanding, basic and diluted	28,602,976	3,268,390	28,551,227	1,726,795
Net loss per share, basic and diluted	$(0.57)	$(2.21)	$(0.98)	$(7.29)

The Company excluded 70,244 shares and 56,765 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended June 30, 2020 and 2019, respectively, because those shares had not vested. The Company excluded 54,971 shares and 63,801 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the six months ended June 30, 2020 and 2019, respectively, because those shares had not vested.

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

	Three and six months ended June 30,
	2020	2019
Options to purchase common stock	3,183,248	2,420,508
Unvested restricted common stock	63,389	539,827
	3,246,637	2,960,335

11.         Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Operating leases

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. The Company provided a security deposit in connection with the First Amendment of approximately $20, which is included as a component of prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet as of June 30, 2020.

On May 7, 2020, the Company entered into an agreement to effectuate an early termination of the 2018 office lease agreement in South San Francisco, California, without penalty, resulting in a non-cash reduction to the ROU asset and corresponding lease liability of $173 at that time. This early termination was effective on June 30, 2020 and reduced the Company’s future minimum lease payments by approximately $180.

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

For the three and six months ended June 30, 2020, the components of operating lease cost were as follows:

		Three Months Ended	Six Months Ended
		June 30, 2020	June 30, 2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$55	$113
Variable operating lease cost	General and administrative expense	19	43
Short-term lease cost	Research and development expense	12	24
Total operating lease cost		$86	$180

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$59	$118
Weighted average remaining lease term		—	—
Weighted average discount rate		—	—

In February 2020, the Company entered into a seven-year agreement to occupy 6,647 square feet of office space in South San Francisco, California. Commencement of the lease began on July 10, 2020 when the Company took occupancy of the leased space. Under the agreement, the Company is required to make approximately $2,300 in total minimum payments during the term.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2020, the Company had non-cancelable purchase commitments under these agreements totaling $4,891.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020.

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

12.         Related parties

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors, LLC (“Atlas”), a significant investor in the Company, has served on the Company’s board of directors since 2018. In August 2018, the Company entered into a use and occupancy agreement for office space with Atlas in Cambridge, Massachusetts (see Note 11). The parties terminated the agreement in September 2019. The Company did not incur any expenses from Atlas during the three and six months ended June 30, 2020. The Company incurred $8 and $16 from Atlas under the use and occupancy agreement during the three and six months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the Company did not owe any amounts to Atlas.

13.         Subsequent event

The Company evaluated subsequent events through August 12, 2020, the date on which these financial statements were issued.

On July 10, 2020, the Company completed an underwritten public offering of 6,012,390 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase 784,224 of additional shares of common stock. The public offering price of the common stock was $36.00 per share. The net proceeds from the public offering

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

were approximately $202,809, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

On July 10, 2020, the Company took occupancy and commenced the lease of 6,647 square feet of office space in South San Francisco, California (see Note 11).

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

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company developing pioneering medicines designed to restore metabolic balance and improve overall health for NASH patients. Our lead product candidate, Efruxifermin, or EFX, formerly known as AKR-001, is a proprietary fibroblast growth factor, or FGF21, analog with unique properties that we believe has the potential to address the core processes underlying NASH pathogenesis, with the potential to restore healthy fat metabolism in the liver, reduce hepatocyte stress, mitigate inflammation and resolve fibrosis. FGF21 is an endocrine hormone that acts on the liver, pancreas, muscle and adipose tissue to regulate the metabolism of lipids, carbohydrates and proteins. Acting as a paracrine hormone, FGF21 also plays a critical role in protecting cells against stress. These attributes make FGF21 agonism a compelling therapeutic mechanism, but native FGF21 is limited by its short half-life in the bloodstream. EFX has been engineered with the objective of increasing human FGF21's half-life sufficiently to enable dosing once-weekly or once every two weeks, while seeking to retain the native biological activity of FGF21.

We recently completed the main portion of the BALANCED study, which enrolled 80 patients with biopsy-confirmed NASH. This main study was a multicenter, randomized, double-blind, placebo-controlled, dose-ranging study that evaluated three EFX dose groups after 16 weeks of treatment. A separate cohort evaluating treatment of 30 patients with compensated cirrhosis (F4), Child-Pugh Class A, is currently enrolling.

In March 2020, we reported primary and secondary endpoint results related to liver fat reduction and ALT reduction for the main study. All EFX groups met the primary and secondary endpoints related to reductions in liver fat, as measured by MRI-PDFF, and ALT, with 71 and 72% relative reductions in liver fat for the top two dose groups, 50mg and 70mg. In addition, all EFX patients with week 12 MRI-PDFF results were designated treatment responders, having achieved at least a 30% relative reduction in liver fat. In June 2020, we announced additional results of a 16-week analysis of secondary and exploratory endpoints, including histological results from paired biopsies for treatment responders. Of the 40 EFX treatment responders who had end-of-treatment biopsies, we observed that 48% achieved improvement in liver fibrosis of at least one stage and no worsening of NASH and 28% achieved at least a two-stage improvement in liver fibrosis. Sixty-two percent of treatment responders in the 50mg dose group achieved one-stage improvement in liver fibrosis and no worsening of NASH. In addition, 48% of EFX patients achieved NASH resolution and no worsening of liver fibrosis, including 54% of patients in the 50mg dose group.

We believe EFX holds the potential to be a promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. Based on the results of the BALANCED study to date, we believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reducing steatohepatitis, resolving fibrosis and helping restore healthy metabolism to the whole body. Pending consultation with FDA, we expect to begin the next clinical trial during the first half of 2021.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock, the initial public offering of our common stock in June 2019 and an underwritten public offering of our common stock in July 2020.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $16.2 million and $28.1 million for the three and six months ended June 30, 2020, respectively, and $7.2 million and $12.6 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $158.4 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of June 30, 2020, we had cash, cash equivalents and short-term marketable securities of $102.8 million which, supplemented by the $202.8 million in net proceeds from our follow-on public offering in July 2020, we believe will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements.

Impact of the COVID-19 Pandemic

As of August 2020, a novel strain of coronavirus (“COVID-19”) has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and six months ended June 30, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. To date, enrollment in a separate cohort of the BALANCED study evaluating patients with compensated cirrhosis (F4), Child-Pugh Class A, and preparations for our upcoming Phase 2b/3 trial, have not been materially impacted by the COVID-19 pandemic.

We expect to update the EFX IND after completion of the recommended toxicology package for a biopharmaceutical, enabling a longer-term Phase 2b/3 clinical trial to commence during the first half of 2021. We also expect to have drug product available in the fourth quarter of 2020 to supply the planned Phase 2b portion of an anticipated Phase 2b/3 clinical trial beginning in the first half of 2021. Commercial-scale manufacturing of GMP drug substance (API) was completed in April 2020 without any impact from COVID-19. Manufacture of GMP drug product lots is scheduled for the third quarter of 2020.

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

Components of our results of operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for EFX or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of EFX, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense, for employees engaged in research and development functions;
●	expenses incurred under agreements with contract research organizations, or CROs, that are primarily engaged in the oversight and conduct of our clinical trials; contract manufacturing organizations, or CMOs, that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
●	the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
●	costs related to compliance with quality and regulatory requirements; and
●	payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Product candidates in later stages of clinical development, such as EFX, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of EFX and any future product candidates.

Our clinical development costs may vary significantly based on factors such as:

●	per patient trial costs;
●	the number of trials required for approval;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients enrolled in clinical trials;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in the trials and follow-up;
●	any setbacks or delays to the initiation or completion of preclinical or non-clinical studies, product development or clinical trials due to the COVID-19 pandemic;
●	the cost and timing of manufacturing our product candidates, including on account of any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
●	the phase of development of our product candidates; and
●	the efficacy and safety profile of our product candidates.

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of nonclinical and clinical development activities;
●	the number and scope of nonclinical and clinical programs we decide to pursue;
●	the ability to raise necessary additional funds;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current development program and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of drug substance and drug product for use in production of our product candidate;
●	establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidate, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;
●	the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;
●	competition with other products;
●	the impacts of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19, on our supply of product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and
●	a continued acceptable safety profile of our therapy following approval.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of EFX and our continued research activities. We also anticipate that we will incur increased accounting, audit, legal, tax, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with maintaining compliance with exchange listing and SEC requirements.

Other income (expense), net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and short-term marketable securities.

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$13,037	$5,960	$7,077	119%
General and administrative	3,417	1,649	1,768	107%
Total operating expenses	16,454	7,609	8,845	116%
Loss from operations	(16,454)	(7,609)	(8,845)	(116)%
Other income, net	247	381	(134)	(35)%
Net loss	$(16,207)	$(7,228)	$(8,979)	(124)%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$12,014	$5,166	$6,848	133%
Personnel and related costs	1,023	794	229	29%
Total research and development expenses	$13,037	$5,960	$7,077	119%

Research and development expenses were $13.0 million and $6.0 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $7.0 million. Direct costs for our EFX program increased $6.8 million, attributed to a $7.6 million increase in third-party contract manufacturing, offset by a decrease of $0.4 million related to external CRO costs associated with our ongoing Phase 2a BALANCED trial and a decrease of $0.4 million in analytical support for EFX. Personnel and related costs increased $0.2 million, due primarily to increased stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $3.4 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $1.8 million. Personnel and related costs increased $0.7 million, due primarily to increased stock-based compensation. Legal, accounting, other professional service fees and insurance increased $1.1 million due to outsourced services needed to operate as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of EFX and our continued research activities.

Other income (expense), net

Other income (expense), net for the three months ended June 30, 2020 is comprised primarily of $0.2 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.4 million for the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$21,828	$10,023	$11,805	118%
General and administrative	7,005	3,098	3,907	126%
Total operating expenses	28,833	13,121	15,712	120%
Loss from operations	(28,833)	(13,121)	(15,712)	(120)%
Other income, net	740	531	209	39%
Net loss	$(28,093)	$(12,590)	$(15,503)	(123)%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$19,692	$8,704	$10,988	126%
Personnel and related costs	2,136	1,319	817	62%
Total research and development expenses	$21,828	$10,023	$11,805	118%

Research and development expenses were $21.8 million and $10.0 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $11.8 million. Direct costs for our EFX program increased $11.0 million, attributed to a $9.1 million increase in third-party contract manufacturing and an increase of $2.3 million related to external CRO costs associated with our ongoing Phase 2a BALANCED trial, offset by a decrease of $0.4 million in analytical support for EFX. Personnel and related costs, including stock-based compensation, increased $0.8 million due to additional personnel to support our clinical and manufacturing activities. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $7.0 million and $3.1 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $3.9 million. Personnel and related costs increased $1.8 million, due primarily to increased stock-based compensation. Legal, accounting, other professional service fees and insurance increased $2.1 million due to outsourced services needed to operate as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of EFX and our continued research activities.

Other income (expense), net

Other income (expense), net for the six months ended June 30, 2020 is comprised primarily of $0.7 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.5 million for the three months ended June 30, 2019.

Liquidity and capital resources

From our inception through June 30, 2020, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and an underwritten public offering of our common stock in July 2020. Through June 30, 2020, we had received gross proceeds of $196.3 million from sales of our redeemable convertible preferred stock and the initial public offering of our common stock in June 2019. As of June 30, 2020, we had cash, cash equivalents and short-term marketable securities of $102.8 million. On July 10, 2020, we completed an underwritten public offering of 6,012,390 shares of our common stock, which includes the full exercise of the underwriters’ option to purchase additional shares of common stock. The public offering price of the common stock was $36.00 per share. The net proceeds from the public offering were approximately $202.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. We have invested our cash resources primarily in liquid money market accounts, U.S. treasury securities and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(33,901)	$(10,766)
Net cash provided by investing activities	32,184	—
Net cash provided by financing activities	264	97,480
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,453)	$86,714

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2020 was $33.9 million, consisting of a net loss of $28.1 million and changes in our operating assets and liabilities of $8.4 million, offset by non-cash charges of $2.6 million for stock-based compensation expense. The change in operating assets and liabilities was primarily due to a $9.4 million increase in prepaid expenses and other current assets and a $1.6 million decrease in accounts payable, both related to the timing of prepayments and payments to our CMOs and CROs.

Cash used in operating activities for the six months ended June 30, 2019 was $10.8 million, consisting of a net loss of $12.6 million, offset by changes in our operating assets and liabilities of $1.2 million and non-cash charges of $0.6 million for stock-based compensation expense. The change in operating assets and liabilities was primarily due to a $0.7 million reduction in prepaid expenses and other assets and a $0.5 million increase in accounts payable and accrued expenses and other current liabilities, both of which are related to the timing of payments and prepayments to our CROs.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2020 was $32.2 million, consisting of $57.0 million from the sales and maturities of short-term marketable securities offset by $24.8 million in purchases of short-term marketable securities.

There were no cash flows from investing activities for the six months ended June 30, 2019.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2020 was $0.3 million from the exercise of stock options and the issuance of employee stock purchase shares.

Cash provided by financing activities for the six months ended June 30, 2019 was $97.5 million, consisting of $98.4 million of IPO proceeds, net of underwriting discounts and commissions, offset by $2.9 million of related offering costs of which $1.6 million had not yet been paid as of June 30, 2019 and $0.4 million in proceeds from the exercise of stock options.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred and expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:

●	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for EFX or any future product candidates we may develop;
●	timing delays, if any, with respect to preclinical and clinical development of EFX or any future product candidates we may develop as a result of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19;
●	our ability to maintain our license to EFX from Amgen;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies or trials that had previously been agreed to;
●	the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
●	the effect of competing technological and market developments;
●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
●	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial scale manufacturing;
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

We expect that we will require additional funding to complete the clinical development of EFX, commercialize EFX, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for EFX or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize EFX ourselves.

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

Contractual obligations and other commitments

We have entered into agreements with CROs and CMOs to provide services in connection with our nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2020, we had non-cancelable purchase commitments under these agreements totaling $4.9 million.

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

Under the Amgen Agreement, we are obligated to make aggregate remaining milestone payments of up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. The amount and timing of any contingent payment obligations to Amgen are not currently known. The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in July 2019.

In February 2020, we entered into a seven-year lease agreement for 6,647 square feet of new office space in South San Francisco, California. Under the agreement, we are required to make approximately $2.3 million in minimum payments during the lease term. Commencement of the lease began on July 10, 2020 when we took occupancy of the leased space.

On May 7, 2020, the Company entered into an agreement to effectuate an early termination of the 2018 office lease agreement in South San Francisco, California, without penalty. This early termination was effective on June 30, 2020 and reduced the Company’s future minimum lease payments by approximately $0.2 million.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission on March 16, 2020. There were no material changes to our critical accounting policies through June 30, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely and continue to do so. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2020 and 2019, we reported net losses of $28.1 million and $12.6 million, respectively. For the years ended December 31, 2019 and 2018, we reported net losses of $43.8 million and $81.7 million, respectively. As of June 30, 2020, we had an accumulated deficit of $158.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct larger scale clinical trials for our product candidate, EFX, and any future product candidates;

●	discover and develop new product candidates, and conduct nonclinical studies and clinical trials;
●	incur setbacks or delays to the initiation or completion of preclinical and non-clinical studies, product development and/or clinical trials due to the COVID-19 pandemic;
●	incur any disruption or delays to the supply of our product candidate due to the COVID-19 pandemic;
●	manufacture, or have manufactured, clinical and commercial supplies of our product candidates;
●	seek regulatory approvals for our product candidate or any future product candidates;
●	commercialize EFX or any future product candidates, if approved;
●	attempt to transition from a company with a development focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	hire additional clinical, scientific, and management personnel;
●	add operational, financial, and management information systems and personnel;
●	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
●	incur additional costs associated with operating as a public company.

Even if we succeed in commercializing EFX or any future product candidates, we may continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.

We are a clinical-stage biotechnology company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and product candidate, EFX, and conducting nonclinical studies and clinical trials of EFX. We have not yet demonstrated our ability to complete late-stage clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology product development is highly speculative because it entails substantial upfront expenditures in contract research organizations and contract manufacturing organizations and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Though EFX is currently in Phase 2 clinical development, we do not expect to receive revenue from EFX for a number of years, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until EFX, or any future product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our ability to generate future product revenue from EFX or any future product candidates also depends on a number of additional factors, including our, or our current and future contractors’ and collaborators’, ability to:

●	successfully complete nonclinical studies and clinical trials for EFX and any future product candidates;
●	seek and obtain marketing approvals for any product candidates that complete clinical development;
●	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
●	launch and commercialize any product candidates for which we obtain marketing approval, and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;
●	demonstrate the necessary safety data post-approval to ensure continued regulatory approval;
●	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
●	achieve market acceptance for any approved products;

●	address any competing technological and market developments;
●	maintain our rights under our existing license agreement with Amgen Inc., or Amgen, and any similar agreements we may enter into in the future;
●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter in the future and performing our obligations in such collaborations;
●	establish, maintain, protect and enforce our intellectual property rights; and
●	attract, hire and retain qualified personnel.

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

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance EFX into later-stage clinical development.

As of June 30, 2020, we had $102.8 million of cash, cash equivalents and short-term marketable securities, which includes proceeds from our initial public offering, or IPO, of $95.5 million, net of underwriting discounts, commissions and offering expenses. On July 10, 2020, we completed an underwritten public offering of 6,012,390 shares of our common stock and raised net proceeds of $202.8 million, after deducting underwriting discounts and commissions and other offering expenses paid by us. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop, including on account of any setbacks or delays due to the COVID-19 pandemic;
●	the cost and timing of manufacturing our product candidate for use in clinical trials or, if approved by the FDA, for commercial use, including on account of any disruption or delays to the supply of our product candidate due to the COVID-19 pandemic;
●	our ability to maintain our license to EFX from Amgen;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies that had previously been agreed to;

●	the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
●	the effect of competing technological and market developments;
●	market acceptance of any approved product candidates, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
●	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial scale manufacturing;
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

We are heavily dependent on the success of EFX, our only product candidate.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to EFX, which is currently our only product candidate. Accordingly, our business currently depends heavily on the successful development, regulatory approval, and commercialization of EFX. We cannot be certain that EFX will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of EFX or if EFX does not receive regulatory approval or fails to achieve significant market acceptance, we would be delayed by many years in our ability to achieve profitability, if ever.

The research, testing, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of EFX is, and will remain, subject to comprehensive regulation by the FDA and foreign regulatory authorities. Failure to obtain regulatory approval for EFX in the United States, Europe, Japan or other jurisdictions will prevent us from commercializing and marketing EFX in such jurisdictions.

Clinical development of EFX prior to the BALANCED study was conducted in patients with type 2 diabetes, or T2D. We believe that the data from clinical trials of EFX in patients with T2D support development of EFX for the treatment of patients with nonalcoholic steatohepatitis, or NASH. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. Our ongoing and any future clinical trials may not be able to support continued development of EFX in NASH. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for EFX, any approval might contain significant limitations related to use, including limitations on the stage of disease EFX is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for EFX, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs otherwise. If we, or any future collaborators, are unable to successfully commercialize EFX, we may not be able to generate sufficient revenue to continue our business.

We may be required to make significant payments under our license agreement for EFX.

We acquired worldwide, exclusive rights to EFX pursuant to our license agreement with Amgen, which we refer to as the Amgen Agreement. Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $5.0 million to Amgen and also issued 2,653,333 shares of our Series A convertible preferred stock to Amgen at the time of the initial closing of our Series A Preferred Stock financing in June 2018, with a subsequent 3,205,128 shares of our Series A convertible preferred stock issued at the time of the second closing of the Series A Preferred Stock financing in November 2018. On July 2, 2019, we announced the dosing of the first patient in the BALANCED study of EFX, which resulted in a $2.5 million milestone obligation under the Amgen Agreement. As additional consideration for the license, we are required to pay Amgen remaining aggregate milestone payments of up to $37.5 million upon the achievement of specified remaining clinical and regulatory milestones and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although we plan to devote a majority of our resources to the continued nonclinical and clinical testing and potential approval of EFX for the treatment of patients with NASH, another key element of our strategy is to discover, develop and commercialize a portfolio of products. We are seeking to do so through the identification and potential development of additional pipeline programs, but our resources are limited, and those that we have are geared towards nonclinical and clinical testing and seeking regulatory approval of EFX for the treatment of patients with NASH. We may also explore strategic collaborations for the development or acquisition of new product candidates, but we may not be successful in entering into such relationships. EFX is our only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

●	the research methodology used may not be successful in identifying potential product candidates;
●	competitors may develop alternatives that render our product candidates obsolete;
●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
●	a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
●	an approved product may not be accepted as safe and effective by trial participants, the medical community or third-party payors; and
●	intellectual property or other proprietary rights of third parties for product candidates we develop may potentially block our entry into certain markets or make such entry economically impracticable.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our ongoing BALANCED study, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

To date, we have not released EFX drug substance (active pharmaceutical ingredient, or API) that has been manufactured under GMP conditions for use in clinical trials. While we received a supply of EFX drug substance from Amgen in sufficient quantities to complete the ongoing BALANCED study, we have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make new drug substance to support future clinical trials and for commercial sale, if approved. To date, transfer of the former Amgen API manufacturing process to our third-party contract manufacturer has been completed successfully at both pilot scale and in an engineering run. We have also manufactured API under GMP conditions, which is being evaluated for release for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

●	the manufacturing process is susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral, including COVID-19, or other contaminations are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;
●	the manufacturing facilities in which our products are made could be adversely affected by equipment failures, labor and raw material shortages, pandemics, epidemics, or outbreaks of infectious disease, financial difficulties of our contract manufacturers, natural disasters, power failures, local political unrest and numerous other factors; and
●	any adverse developments affecting manufacturing operations for our products may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls or other interruptions in the supply of our products. We may also have to record inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more expensive manufacturing alternatives.

The manufacture of EFX requires significant expertise and capital investment, including the development of advanced manufacturing techniques and in-process controls. Manufacturers of these products sometimes encounter difficulties in production, especially during scale-up from the manufacturing process used for early clinical trials to a validated and qualified process needed for pivotal clinical trials and commercial launch. These problems include failure to meet target production costs and yields, failure to meet product release specifications, including stability of the product, quality assurance system failures, operator error and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. We cannot assure you that any product quality issues relating to the manufacture of our product candidate or any future product candidates will not occur in the future.

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

In addition, we plan to develop a new drug product formulation for late-stage clinical trials and commercialization. We have entered into a contract with a specialist formulation development company, Coriolis Pharma Research GmbH, to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, we plan to select one approach to progress for use in Phase 3 clinical development. We also plan to begin development of a delivery device for easy and convenient administration. There is no assurance that we will be successful in developing a new drug product formulation with a preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and device, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

We may encounter difficulties in managing our growth, which could adversely affect our operations.

As of June 30, 2020, we had thirteen full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.

We may develop EFX and future product candidates in combination with one or more approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate EFX or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell EFX or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the drugs we choose to evaluate in combination with EFX or any other product candidate we develop, we may be unable to obtain approval of or market EFX or any other product candidate we develop.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH and significant competition for recruiting such patients in clinical trials.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete additional cohorts for the BALANCED study and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the BALANCED study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

Factors that may generally affect patient enrollment include:

●	the size and nature of the patient population;
●	the number and location of clinical sites we enroll;
●	competition with other companies for clinical sites or patients;
●	the eligibility and exclusion criteria for the trial;
●	the design of the clinical trial;
●	inability to obtain and maintain patient consents;
●	risk that enrolled participants will drop out before completion; and
●	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., Allergan plc, AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products.

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

Our business could be adversely affected by the effects of health epidemics, including the recent COVID-19 pandemic, in regions where we, or third parties on which we rely, have significant manufacturing, analytical laboratory and transportation facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19. On June 17, 2020, the Health Officer of San Mateo County, where our headquarters are located, issued a Safer Community Order which supersedes and replaces the prior Shelter in Place Order that the County had been subject to. The Safer

Community Order is intended to guide the reopening of business in San Mateo County in alignment with the State of California Resilience Roadmap, which determines based on various public health criteria, when and how each county may reopen. We have instituted work-from-home policies for all of our employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

In addition, our clinical trials may be affected by the COVID-19 pandemic. Clinical site initiation and patient enrollment may be delayed due to government orders, site policies on account of the pandemic or prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services or otherwise be reluctant to enroll in clinical trials during the COVID-19 pandemic. For example, we dosed the first subject in Cohort C of our Phase 2a BALANCED trial in June of 2020. As a result of the potential complications related to COVID-19, we will be adding an in-home nursing service as well as permitting remote visits via tele-medicine with sites. Though we expect the COVID-19 impact on our clinical trials to be minimal due to the type and location of our NASH sites, the future impact of the COVID-19 pandemic will depend on future developments that are highly uncertain and cannot be predicted with confidence.

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

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which are currently being affected by the coronavirus. Some factors from the coronavirus outbreak that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

●	the diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our prospective clinical trials;
●	limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;

●	interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;
●	business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, product manufacturing and supply, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees and other important agencies and contractors that enrolled participants will drop out before completion; and
●	the FDA and other regulators have made COVID-19 a primary priority, which can result in delays for trials unrelated to the pandemic.

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

Risks related to government regulation

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. For example, in December 2018, the FDA published draft guidance regarding NASH clinical development on which we relied, in part, in designing our Phase 2a clinical trial of EFX in that indication. However, this guidance is not yet final and is subject to change, and the FDA or comparable foreign regulatory authorities may adopt new or contradictory guidance in the future.

EFX or our future product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

●	disagreement with the design or implementation of our clinical trials;
●	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
●	failure of clinical trials to meet the level of statistical significance required for approval;
●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	disagreement with our interpretation of data from nonclinical studies or clinical trials;
●	the insufficiency of data collected from clinical trials of our product candidate or any future product candidates to obtain regulatory approval;
●	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
●	changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval.

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

We do not know whether the BALANCED study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our investigational new drug, or IND;
●	delays in filing or receiving allowance of additional IND applications that may be required;
●	lack of adequate funding to continue our clinical trials and nonclinical studies;
●	negative results from our ongoing nonclinical studies;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;
●	severe or unexpected drug-related side effects experienced by subjects in a clinical trial;
●	we may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;
●	delays in validating, or inability to validate, any endpoints utilized in a clinical trial;
●	the FDA or comparable foreign regulatory authorities may disagree with our clinical study design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest; and
●	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials or the reporting of results of our clinical trial and the supply of our product candidate.

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

●	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;
●	unforeseen safety issues or safety signals, including any that could be identified in our ongoing nonclinical studies or clinical trials, adverse side effects or lack of effectiveness;

●	changes in government regulations or administrative actions;
●	problems with clinical supply materials; and
●	lack of adequate funding to continue clinical trials.

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

As a company, other than the ongoing BALANCED study, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, and if approved, market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things knowingly presenting, or causing to be presented, to the federal government or a government contractor, grantee, or other recipient of federal funds, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other

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

Clinical development is uncertain and our clinical trials for EFX and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

We cannot be sure that we will be able to continue development of EFX or submit INDs or similar applications for any future product candidates, on the timelines we expect, if at all. To proceed with our development plans and ultimately commercialization, we may need to conduct and meet regulatory requirements for additional preclinical studies and clinical trials. We cannot be certain of the timely completion or outcomes of our preclinical testing and studies and cannot predict if the FDA or other regulatory authorities will accept our proposed clinical programs or if the outcomes of our preclinical studies and clinical trials will enable any future clinical trials to begin under a proposed protocol.

Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for EFX or any of our future product candidates, we will have tested them in only a small number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. There have been other products that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of products from the market, and any of our product candidates may be subject to similar risks. Additionally, we may be required to conduct additional nonclinical and clinical trials, require additional warnings on the label of our product, reformulate our product or make changes, create a medication guide outlining the risks of such side effects for distribution to patients and obtain new approvals for our and our suppliers’ manufacturing facilities for EFX and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Even if our current product candidate or any future product candidates receive regulatory approval, they will remain subject to extensive regulatory scrutiny and may still face future development and regulatory difficulties.

Even if we obtained regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. For example, if EFX is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (also referred to as Subpart E regulations), we will be required to conduct additional confirmatory clinical trials demonstrating the clinical benefit on the ultimate outcome of NASH. Further, even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

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

In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidate or any future product candidates or the manufacturing facilities for our product candidate or any future product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

●	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require that we conduct post-marketing studies;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend marketing of, withdraw regulatory approval of or recall such product;

●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

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

Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Our success will depend in significant part on our and our current or future licensors’, licensees’ or collaborators’ ability to establish and maintain adequate protection of our intellectual property covering the product candidates we plan to develop, and the ability to develop these product candidates and commercialize the products resulting therefrom, without infringing the intellectual property rights of others. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use, and any other inventions that are important to the development of our business. In addition to taking other steps to protect our intellectual property, we have applied for, and intend to continue to apply for, patents with claims covering our technologies, processes and product candidates when and where we deem it appropriate to do so. Our in-licensed patents and patent applications in both United States and certain foreign jurisdictions relate to EFX and related Fc-fusion polypeptides. There can be no assurance that the claims of our patents or any patent application that issues as a patent, will exclude others from making, using or selling our product candidate or any future product candidates or products that are substantially similar to our product candidate or any future product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. In countries where we have not and do not seek patent protection, third parties may be able to manufacture and sell our product candidate or any future product candidates without our permission, and we may not be able to stop them from doing so.

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

If we breach our license agreement with Amgen related to EFX, we could lose the ability to continue the development and commercialization of EFX.

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

Disputes may also arise between us and Amgen, as well as any future potential licensors, regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidate and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. A number of U.S. patents directed to various aspects of EFX will expire in 2029; we currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034. Even if patents covering our product candidate or any future product candidate are obtained, once the patent life has expired, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidate or any future product candidate might expire before or shortly after we or our partners commercialize those candidates. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

The patent landscape around our EFX product candidate is complex, and we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies. Moreover, it is possible that we are or may become aware of patents or pending patent applications that we think do not relate to our product candidate or any future product candidates or that we believe are invalid or unenforceable, but that may nevertheless be interpreted to encompass our product candidate or any future product candidates and to be valid and enforceable. As to pending third-party applications, we cannot predict with any certainty which claims will issue, if any, or the scope of such issued claims. If any third-party intellectual property claims are asserted against us, even if we believe the claims are without merit, there is no assurance that a court would find in our favor, e.g., on questions of infringement, validity, enforceability or priority. A court of competent jurisdiction could hold that these third-party patents are valid, enforceable and infringed, which could materially and adversely affect our ability and the ability of our licensor to commercialize any product candidates we may develop, and any other product candidates or technologies covered by the asserted third-party patents. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any such third-party patents (including those that may issue from such applications) were successfully asserted against us or our licensor or other commercialization partners and we were unable to successfully challenge the validity or enforceability of any such asserted patents, then we or our licensor and other commercialization partners may be prevented from commercializing our product candidate or any future product candidates, or may be required to pay significant damages, including treble damages and attorneys’ fees if we are found to willfully infringe the asserted patents, or obtain a license to such patents, which may not be available on commercially reasonable terms, or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects. Any of the foregoing would have a material adverse effect on our business, financial condition and operating results.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to any product candidates we may develop or utilize similar technology but that are not covered by the claims of the patents that we license or may own in the future;
●	we, or our current or future collaborators, might not have been the first to make the inventions covered by the issued patents and pending patent applications that we license or may own in the future;
●	we, or our current or future collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may harm our business; and
●	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

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

Likewise, patents directed to our proprietary technologies and our product candidates may expire before or soon after our first product achieves marketing approval in the United States or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, financial condition, prospects and results of operations. A number of U.S. patents directed to various aspects of EFX will expire in 2029; we currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034.

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

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of our product candidate or any future product candidates for nonclinical and clinical testing and for commercial supply of any of these product candidates for which we obtain marketing approval. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. To the extent any issues arise with our third-party manufacturers, we may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the possible breach of the manufacturing agreement by the third party;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

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

We may pursue collaborations in order to develop and commercialize EFX and any future product candidates. We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products and the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborators may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

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

Even if our product candidate or any future product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors, pharmaceutical companies and others in the medical community. Demonstrating the safety and efficacy of our product candidate or any future product candidates and obtaining regulatory approvals will not guarantee future revenue. Our commercial success also depends on coverage and adequate reimbursement of our product candidate or any future product candidates by third-party payors, including government payors and private insurers, which may be difficult or time-consuming to obtain, may be limited in scope and may not be obtained in all jurisdictions in which we may seek to market our products. Third-party payors closely examine medical products to determine whether they should be covered by reimbursement and, if so, the level of reimbursement that will apply. We cannot be certain that third-party payors will sufficiently reimburse sales of our product or enable us to sell our product at a profitable price. Similar concerns could also limit the reimbursement amounts that health insurers or government agencies in other countries are prepared to pay for our products. In many regions, including Europe, Japan and Canada, where we may market our products, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for our products should be based on prices of other commercially available drugs for the same disease, rather than allowing us to market our products at a premium as new drugs. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:

●	the efficacy and safety profile of the product candidate as demonstrated in clinical trials;
●	the timing of market introduction of the product candidate as well as competitive products;
●	any impact to market health as a result of COVID-19;
●	the clinical indications for which the product candidate is approved;
●	acceptance of the product candidate as a safe and effective treatment by clinics and patients;
●	the potential and perceived advantages of the product candidate over alternative treatments, including any similar generic treatments;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement and pricing by third-party payors;
●	the relative convenience and ease of administration;
●	the frequency and severity of adverse events;
●	the effectiveness of sales and marketing efforts; and
●	unfavorable publicity relating to our product candidate or any future product candidates.

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

We face an inherent risk of product liability exposure related to the testing of our product candidate or any future product candidates in human clinical trials and will face an even greater risk if we commercialize any resulting products. Product liability claims may be brought against us by subjects enrolled in our clinical trials, patients, their family members, healthcare providers or others using, administering or selling our products. If we cannot successfully defend ourselves against claims that our product candidate or any future product candidates or products that we may develop caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	termination of clinical trial sites or entire trial programs;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial subjects or patients;
●	loss of revenue;
●	diversion of management and scientific resources from our business operations;
●	the inability to commercialize any products that we may develop; and
●	a decline in our stock price.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

●	developments associated with our license with Amgen, including any termination or other change in our relationship with Amgen;
●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidate or any future product candidates or our competitors’ product candidates or products;
●	results of clinical trials of our product candidate or any future product candidates or those of our competitors;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors or collaborators of significant acquisitions, strategic collaborations, joint ventures, collaborations or capital commitments;
●	regulatory, legal or payor developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidate or any future product candidates or clinical development programs;
●	the results of our efforts to in-license or acquire additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our common stock by us, our insiders or our other stockholders;
●	changes in the structure of healthcare payment systems;
●	general economic, industry and market conditions, including the ongoing COVID-19 pandemic;
●	market conditions in the pharmaceutical and biotechnology sectors; and
●	general economic, industry and market conditions.

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may significantly reduce the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

●	the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting;
●	the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and some of the disclosure requirements of the Dodd-Frank Act relating to compensation of our executive officers; and
●	the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation.

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

Our fourth amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of the stockholders may be called only by the board of directors acting pursuant to a resolution approved by the affirmative vote of a majority of the directors then in office, and special meetings of stockholders may not be called by any other person or persons;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds (2/3) of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than a majority of all outstanding shares of our voting stock to amend any bylaws by stockholder action and not less than two-thirds (2/3) of all outstanding shares of our voting stock to amend specific provisions of our certificate of incorporation; and
●	the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval, which preferred stock may include rights superior to the rights of the holders of common stock.

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
3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019

3.2

Second Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

AKERO THERAPEUTICS, INC.

Date: August 12, 2020	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)