Form 10-Q
period 2020-09-30
Akero Therapeutics, Inc.
filed 2020-11-12
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 34,721,845 shares of common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to complete Cohort C in our ongoing Phase 2a clinical trial of Efruxifermin (“EFX”), formerly known as AKR-001, in NASH patients, known as the BALANCED study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	our ability to submit information to regulatory authorities that supports initiation of our planned Phase 2b clinical trial of EFX during the ongoing COVID-19 pandemic;
●	our ability to initiate and complete enrollment and collect sufficient data in our planned Phase 2b/3 clinical trial of EFX for the treatment of NASH during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, including COVID-19, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH and significant competition for recruiting such patients in clinical trials.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
●	Failures or delays in the commencement or completion of, or ambiguous or negative results from, our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.
●	Clinical development is uncertain and our clinical trials for EFX and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
●	We are heavily dependent on the success of EFX, our only product candidate.
●	If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.
●	We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
●	We may be required to make significant payments under our license agreement for EFX.
●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
●	Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
●	We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.
●	We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.
●	Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$192,679	$64,788
Short-term marketable securities	99,191	71,612
Prepaid expenses and other current assets	6,163	1,649
Total current assets	298,033	138,049
Property and equipment, net	137	—
Right of use asset	1,710	—
Other assets, noncurrent	156	69
Total assets	$300,036	$138,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,636	$947
Accrued expenses and other current liabilities	7,378	8,422
Total current liabilities	12,014	9,369
Operating lease liability, noncurrent	1,564	—
Other liabilities, noncurrent	—	23
Total liabilities	13,578	9,392
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 34,720,675 and 28,567,837 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	466,254	259,049
Accumulated other comprehensive gain (loss)	16	(6)
Accumulated deficit	(179,816)	(130,320)
Total stockholders’ equity	286,458	128,726
Total liabilities and stockholders’ equity	$300,036	$138,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$17,379	$13,885	$39,207	$23,908
General and administrative	4,159	2,424	11,164	5,522
Total operating expenses	21,538	16,309	50,371	29,430
Loss from operations	(21,538)	(16,309)	(50,371)	(29,430)
Other income:
Interest income	135	755	875	1,286
Total other income	135	755	875	1,286
Net loss	(21,403)	(15,554)	(49,496)	(28,144)
Net unrealized gain (loss) on short-term marketable securities	(74)	—	22	—
Comprehensive loss	$(21,477)	$(15,554)	$(49,474)	$(28,144)
Net loss per common share, basic and diluted	$(0.63)	$(0.56)	$(1.63)	$(2.66)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,002,769	28,024,779	30,381,671	10,589,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

						Accumulated
	Redeemable Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)

Balances at December 31, 2019	—	$—	28,567,837	$3	$259,049	$(6)	$(130,320)	$128,726
Exercise of stock options	—	—	103,385	—	112	—	—	112
Vesting of restricted stock	—	—	—	—	30	—	—	30
Stock-based compensation expense	—	—	—	—	1,238	—	—	1,238
Disgorgement of stockholders' short-swing profits, net	—	—	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	—	—	51	—	51
Net loss	—	—	—	—	—	—	(11,886)	(11,886)
Balances at March 31, 2020	—	—	28,671,222	3	260,481	45	(142,206)	118,323
Exercise of stock options	—	—	3,202	—	9	—	—	9
Vesting of restricted stock	—	—	—	—	13	—	—	13
Issuance of common stock pursuant to ESPP purchases	—	—	9,255	—	158	—	—	158
Stock-based compensation expense	—	—	—	—	1,322	—	—	1,322
Net unrealized gain on short-term marketable securities	—	—	—	—	—	45	—	45
Net loss	—	—	—	—	—	—	(16,207)	(16,207)
Balances at June 30, 2020	—	—	28,683,679	3	261,983	90	(158,413)	103,663
Issuance of common stock upon closing of secondary public offering, net of issuance costs and underwriting fees of $906	—	—	6,012,390	1	202,553			202,554
Exercise of stock options	—	—	24,606	—	163	—	—	163
Vesting of restricted stock	—	—	—	—	9	—	—	9
Stock-based compensation expense	—	—	—	—	1,546	—	—	1,546
Net unrealized loss on short-term marketable securities	—	—	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	—	—	(21,403)	(21,403)
Balances at September 30, 2020	—	$—	34,720,675	$4	$466,254	$16	$(179,816)	$286,458
Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	$36,646	$—	$(86,565)	$(49,919)
Stock-based compensation expense	—	—	—	—	215	—	—	215
Net loss	—	—	—	—	—	—	(5,362)	(5,362)
Balances at March 31, 2019	64,730,410	124,728	238,986	—	36,861	—	(91,927)	(55,066)
Conversion of convertible preferred stock into common stock upon closing of public offering	(64,730,410)	(124,728)	21,056,136	2	124,726	—	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	95,452	—	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	487,933	—	—	—	—	—
Exercise of stock options	—	—	159,824	—	100	—	—	100
Stock-based compensation expense	—	—	—	—	402	—	—	402
Net loss	—	—	—	—	—	—	(7,228)	(7,228)
Balances at June 30, 2019	—	—	28,555,379	3	257,541	—	(99,155)	158,389
Issuance of restricted common stock upon early exercise of stock options	—	—	3,274	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	66	—	—	66
Stock-based compensation expense	—	—	—	—	483	—	—	483
Net loss	—	—	—	—	—	—	(15,554)	(15,554)
Balances at September 30, 2019	—	$—	28,558,653	$3	$258,090	$—	$(114,709)	$143,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,496)	$(28,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,106	1,100
Depreciation	6	—
Non-cash lease expense	147	—
Net amortization of premiums and discounts on short-term investments	(41)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,539)	(1,097)
Accounts payable	3,689	(1,280)
Accrued expenses and other current liabilities	(1,183)	5,443
Other liabilities	(2)	—
Operating lease liability	(96)	—
Net cash used in operating activities	(47,409)	(23,978)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(106,041)	—
Proceeds from sales of short-term marketable securities	9,864	—
Proceeds from maturities of short-term marketable securities	68,660	—
Purchase of property and equipment	(143)
Net cash used in investing activities	(27,660)	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in follow-on public offering, net of issuance costs and underwriting fees	202,554	—
Proceeds from the issuance of common stock in initial public offering, net of issuance costs and underwriting fees	—	95,452
Proceeds from the exercise of stock options	284	100
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	158	—
Proceeds from the disgorgement of stockholders' short-swing profits, net	52	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	—	321
Net cash provided by financing activities	203,048	95,873
Net increase in cash, cash equivalents and restricted cash	127,979	71,895
Cash, cash equivalents and restricted cash at the beginning of the period	64,848	76,000
Cash, cash equivalents and restricted cash at the end of the period	$192,827	$147,895

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
ROU asset obtained in exchange for operating lease liability	$1,751	$—
Net unrealizable gain on marketable securities	$22	$—
Remeasurement of ROU asset and lease liability	$173	$—
Conversion of convertible preferred stock into common stock	$—	$124,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a cardio-metabolic non-alcoholic steatohepatitis (“NASH”) company developing pioneering medicines designed to restore metabolic balance and improve the overall health of patients with NASH. NASH is a severe form of nonalcoholic fatty liver disease (“NAFLD”) characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate is Efruxifermin (“EFX”), formerly known as AKR-001, an analog of fibroblast growth factor 21 (“FGF21”). We completed the main study portion of a Phase 2a randomized, double-blind, placebo-controlled clinical trial, the BALANCED study, which evaluated EFX in the treatment of adult NASH patients with F1-F3 fibrosis, in the second quarter of 2020. An additional study cohort evaluating EFX in the treatment of patients with compensated cirrhosis is ongoing, with enrollment completed in the third quarter of 2020.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including, but not limited to, completion and success of clinical testing, development by competitors of new technological innovations, compliance with governmental regulations, dependence on key personnel and protection of proprietary technology and the ability to secure additional capital to fund operations. EFX will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and common stock, proceeds from its initial public offering (“IPO”) of common stock in June 2019 and most recently with proceeds from a secondary public offering of common stock in July 2020. The Company has incurred recurring losses since its inception, including a net loss of $49,496 and $28,144 for the nine months ended September 30, 2020 and 2019, respectively and net losses of $43,755 and $81,714 for the years ended December 31, 2019 and 2018, respectively. In addition, as of September 30, 2020, the Company had an

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

accumulated deficit of $179,816. The Company expects to continue to generate operating losses for the foreseeable future. As of November 12, 2020, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $291,870 as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of September 30, 2020 and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statement of stockholders’ equity (deficit) as of September 30, 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period.

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

Restricted cash

As of September 30, 2020 and December 31, 2019, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which are classified within other assets (non-current) on the condensed consolidated balance sheets.

As of September 30, 2020 the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with an office space lease in South San Francisco, California, which is classified within other assets (non-current) on the condensed consolidated balance sheet (see Note 11). As of December 31, 2019 the Company was required to maintain a separate cash balance of $20 for the benefit of the landlord in connection with an office space lease in South San Francisco, California, which is classified within other assets (non-current) on the condensed consolidated balance sheet (see Note 11).

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

Property and equipment, net

Property and equipment are stated cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years for furniture and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Depreciation and amortization begins at the time the asset is placed in service.

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

Leases (Topic 840) Prior to the Adoption of Topic 842

The Company enters into lease agreements for office facilities which are classified as operating leases. Rent expense is recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, the Company records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which is included within accrued expenses and other current liabilities (short-term portion) and other liabilities (long-term portion) on the condensed consolidated balance sheet.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements as of September 30, 2020 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$140,039	$140,039	$—	$—
Commercial paper	49,327	—	49,327	—
U.S. treasury securities	11,998	11,998	—	—
Corporate debt securities	37,867	—	37,867	—
	$239,231	$152,037	$87,194	$—

	Fair Value Measurements as of December 31, 2019 Using:
	Total	Level 1	Level 2	Level 3
Money market funds	$49,948	$49,948	$—	$—
Commercial paper	49,114	—	49,114	—
U.S. treasury securities	6,048	6,048	—	—
Corporate debt securities	20,143	—	20,143	—
	$125,253	$55,996	$69,257	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.           Cash equivalents and short-term marketable securities

The following is a summary of cash equivalents and short-term marketable securities as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$140,039	$—	$—	$140,039
Commercial paper	49,326	—	—	49,326
U.S. treasury securities	11,997	1	—	11,998
Corporate debt securities	37,852	15	—	37,867
	$239,214	$16	$—	$239,230

Cash equivalents				$140,039
Short-term marketable securities				99,191
				$239,230

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$49,948	$—	$—	$49,948
Commercial paper	49,114	—	—	49,114
U.S. treasury securities	6,048	—	—	6,048
Corporate debt securities	20,149	—	(6)	20,143
	$125,259	$—	$(6)	$125,253

Cash equivalents				$53,641
Short-term marketable securities				71,612
				$125,253

5.           Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilites as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Accrued external research and development expenses	$5,159	$6,361
Accrued employee compensation and benefits	1,442	1,606
Accrued legal and professional fees	474	370
Short-term lease liability and other	303	85
	$7,378	$8,422

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of September 30, 2020 and December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2020, no cash dividends had been declared or paid.

On June 24, 2019, the Company completed its IPO at which time the Company issued 6,612,500 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 862,500 additional shares of common stock, at a public offering price of $16.00 per share. The Company received $98,394, net of underwriting discounts and commissions, but before deducting offering costs paid by the Company, which were $2,942. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 21,056,136 shares of common stock.

On July 10, 2020, the Company completed a follow-on public offering at which time the Company issued 6,012,390 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 784,224 additional shares of common stock, at a public offering price of $36.00 per share. The Company received $203,460 net of underwriting discounts and commissions, but before deducting offering costs paid by the Company, which were $906.

As of September 30, 2020 and December 31, 2019, there were 34,720,675 and 28,567,837 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2020	December 31, 2019
Options outstanding under the 2018 Stock Option and Grant Plan	2,167,169	2,296,029
Options outstanding under the 2019 Stock Option and Incentive Plan	991,473	800,526
Options available for future grant	2,721,364	1,771,931
2019 Employee Stock Purchase Plan	545,787	269,364
	6,425,793	5,137,850

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2020.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of September 30, 2020, all restricted stock issued to the founders is fully vested.

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

The following table summarizes restricted stock activity since December 31, 2019:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2019	155,149	$0.52
Shares vesting	(106,648)	0.48
Unvested restricted common stock as of September 30, 2020	48,501	$0.62

As of September 30, 2020, there were 48,501 shares of unvested restricted common stock from the early exercise of stock options.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,142,713 shares on January 1, 2020.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (in years)	n/a	n/a	5.81	6.04
Volatility	n/a	n/a	77.70%	69.80%
Risk-free interest rate	n/a	n/a	1.07%	2.39%
Dividend yield	n/a	n/a	0.00%	0.00%

The Company did not grant any stock options during the three months ended September 30, 2020 or 2019.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2019:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2019	3,096,555	$7.89	9.19	$44,323
Options granted	194,500	$22.45
Options exercised	(131,193)	$2.16
Options cancelled	(1,220)	$0.61
Balance outstanding, September 30, 2020	3,158,642	$9.03	8.52	$68,735
Exercisable, September 30, 2020	836,701	$7.63	8.43	$19,383
Vested and expected to vest, September 30, 2020	3,158,642	$9.03	8.52	$68,735

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2020 was $14.76. There were no stock options granted during the three months ended September 30, 2020.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock-based compensation expense:
Classified within research and development expense	$378	$125	$1,115	$301
Classified within general and administrative expense	1,168	358	2,991	799
Total stock-based compensation expense	$1,546	$483	$4,106	$1,100

As of September 30, 2020, total unrecognized compensation cost related to unvested stock options was $14,470, which is expected to be recognized over a weighted average period of 2.3 years.

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

During the three and nine months ended September 30, 2020 and 2019, the Company did not record any research and development expense in connection with the Amgen Agreement.

9.           Income taxes

During the three and nine months ended September 30, 2020 and 2019, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and nine months ended September 30, 2020.

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(21,403)	$(15,554)	$(49,496)	$(28,144)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,002,769	28,024,779	30,381,671	10,589,119
Net loss per share, basic and diluted	$(0.63)	$(0.56)	$(1.63)	$(2.66)

The Company excluded 53,679 shares and 42,667 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended September 30, 2020 and 2019, respectively, because those shares had not vested. The Company excluded 41,938 shares and 56,679 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the nine months ended September 30, 2020 and 2019, respectively, because those shares had not vested.

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

	Three and nine months ended September 30,
	2020	2019
Options to purchase common stock	3,158,642	2,417,234
Unvested restricted common stock	48,501	421,066
	3,207,143	2,838,300

11.         Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. As of May 2020, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2020, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

Operating leases

In October 2018, the Company entered into a lease agreement for office space in South San Francisco, California. In March 2019, the Company amended this lease agreement (the “First Amendment”) to extend the term of the lease and expand the square footage of the existing leased office space. On May 7, 2020, the Company entered into an agreement to effectuate an early termination of the 2018 office lease agreement in South San Francisco, California, without penalty, resulting in a non-cash reduction to the ROU asset and corresponding lease liability of $173 at that time. This early termination was effective on June 30, 2020 and had reduced the Company’s future minimum lease payments by approximately $180.

In September 2019, the Company entered into an agreement to use office space in Cambridge, Massachusetts. The agreement was for an initial six-month term, which was extended until September 2020, and provides for rolling six-month extensions. The Company has determined this lease to be short term, as the Company is not obligated at any time for more than a six-month term. The Company made monthly payments of $4 under the agreement until the agreement was terminated on September, 30, 2020.

In February 2020, the Company entered into a seven-year agreement to occupy 6,647 square feet of office space in South San Francisco, California. The lease commenced on July 10, 2020 when the Company took occupancy of the leased space and the lease was determined to be operating classified. Under the agreement, the Company is required to make approximately $2,300 in total minimum payments during the term. The Company is also required to pay its proportionate share of building operating and tax costs after the first year under lease which are not included in the measurement of the lease and treated as variable lease cost and expense when incurred.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2020, maturities of the Company’s operating lease liabilities were as follows:

2020 (remainder)	$75
2021	303
2022	312
2023	321
2024	331
2025 and thereafter	900
Total future minimum lease payments	2,242
Less imputed interest	(501)
Present value of operating lease liabilities	$1,741

As of September 30, 2020, the total lease liability was $1,741, of which $1,564 was noncurrent and $177 was short-term and classified within “Accrued expenses and other current liabilities” on the balance sheet.

For the three and nine months ended September 30, 2020, the components of operating lease cost were as follows:

		Three Months Ended	Nine Months Ended
		September 30, 2020	September 30, 2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$73	$186
Variable operating lease cost	General and administrative expense	—	43
Short-term lease cost	Research and development expense	8	32
Total operating lease cost		$81	$261

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$18	$135
Weighted average remaining lease term		6.8	6.8
Weighted average discount rate		7.6%	7.6%

Prior to the Company’s adoption of ASC 842 on January 1, 2020, the Company recognized rent expense on a straight-line basis over the respective lease periods and recorded rent expense of $305 for the year ended December 31, 2019. As of December 31, 2019, future minimum commitments due under the Company’s leases totaled $401, of which $321 was due in 2020 and $80 was due in 2021.

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2020, the Company had non-cancelable purchase commitments under these agreements totaling $14,171.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020.

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

12.         Related parties

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors, LLC (“Atlas”), a significant investor in the Company, has served on the Company’s board of directors since 2018. In August 2018, the Company entered into a use and occupancy agreement for office space with Atlas in Cambridge, Massachusetts (see Note 11). The parties terminated the agreement in September 2019. As of September 30, 2020 and December 31, 2019, the Company did not owe any amounts to Atlas.

13.         Subsequent event

The Company evaluated subsequent events through November 12, 2020, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and nine months ended September 30, 2020.

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

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company developing pioneering medicines designed to restore metabolic balance and improve overall health for NASH patients. Our lead product candidate, Efruxifermin, or EFX, formerly known as AKR-001, is a proprietary fibroblast growth factor 21, or FGF21, analog with unique properties that we believe has the potential to address the core processes underlying NASH pathogenesis, with the potential to restore healthy fat metabolism in the liver, reduce hepatocyte stress, mitigate inflammation and resolve fibrosis. FGF21 is an endocrine hormone that acts on the liver, pancreas, muscle and adipose tissue to regulate the metabolism of lipids, carbohydrates and proteins. Acting as a paracrine hormone, FGF21 also plays a critical role in protecting cells against stress. These attributes make FGF21 agonism a compelling therapeutic mechanism, but native FGF21 is limited by its short half-life in the bloodstream. EFX has been engineered with the objective of increasing human FGF21's half-life sufficiently to enable dosing once-weekly or once every two weeks, while seeking to retain the native biological activity of FGF21.

In the second quarter of 2020 we reported data from the main portion of the BALANCED study, which enrolled 80 patients with biopsy-confirmed NASH. This main study was a multicenter, randomized, double-blind, placebo-controlled, dose-ranging study that evaluated three EFX dose groups after 16 weeks of treatment. A separate cohort evaluating treatment of 30 patients with compensated cirrhosis (F4), Child-Pugh Class A, is ongoing, with enrollment completed in September 2020.

In March 2020, we reported primary and secondary endpoint results related to liver fat reduction and ALT reduction for the main study. All EFX groups met the primary and secondary endpoints related to reductions in liver fat, as measured by magnetic resonance imaging-proton density fat fraction, or MRI-PDFF, and ALT, with 63% to 72% relative reductions in liver fat across EFX dose groups, compared to 0% for placebo. In addition, all EFX patients with week 12 MRI-PDFF results were designated treatment responders, having achieved at least a 30% relative reduction in liver fat. In June 2020, we announced additional results of a 16-week analysis of secondary and exploratory endpoints, including histological results from paired biopsies for treatment responders. Of the 40 EFX treatment responders who had end-of-treatment biopsies, we observed that 48% achieved improvement in liver fibrosis of at least one stage and no worsening of NASH and 28% achieved at least a two-stage improvement in liver fibrosis. Sixty-two percent of treatment responders in the 50mg dose group achieved one-stage improvement in liver fibrosis and no worsening of NASH. In addition, 48% of EFX patients achieved NASH resolution and no worsening of liver fibrosis, including 54% of patients in the 50mg dose group.

In September 2020, we received written guidance from the U.S. Food and Drug Administration, or FDA, in response to our Type C Meeting Request, which enables us to implement an innovative combined Phase 2b/3 study design for pivotal EFX trials in NASH patients. Under the planned adaptive trial design, we will evaluate the 28 and 50mg EFX doses in a 24-week Phase 2b portion of the trial to inform selection of a single dose for evaluation in the Phase 3 portion of the study. We are in the process of updating the EFX IND to enable the planned Phase 2b portion of our Phase 2b/3 adaptive clinical trial in biopsy-confirmed NASH patients. These ongoing updates have included, or will include, reports covering chronic toxicology studies as well as comparability assessments, release and stability testing for drug substance and drug product. We remain on track to initiate this study in the first half of 2021. In October 2020, the European Medicines Agency, or EMA, granted Priority Medicines, or PRIME, designation to EFX. This designation was granted based on the positive efficacy data from the BALANCED study. Based on available published data, we believe that EFX is the first drug candidate to receive a PRIME designation for treatment of NASH.

We believe EFX holds the potential to be a promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. Based on the results of the BALANCED study to date, we believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reducing steatohepatitis, resolving fibrosis and helping restore healthy metabolism to the whole body. Pending consultation with FDA we expect to begin the next clinical trial during the first half of 2021.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $21.4 million and $49.5 million for the three and nine months ended September 30, 2020, respectively, and $15.6 million and $28.1 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $179.8 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2020, we had cash, cash equivalents and short-term marketable securities of $291.9 million which we believe will be sufficient to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements.

Impact of the COVID-19 Pandemic

As of November 2020, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and nine months ended September 30, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. To date, data collection in a separate cohort of the BALANCED study evaluating patients with compensated cirrhosis (F4), Child-Pugh Class A, and preparations for our upcoming Phase 2b/3 trial, have not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, was completed in April 2020 without any impact from COVID-19. Manufacture of GMP drug product for our Phase 2b clinicial trial was completed in September 2020, also without any impact from COVID-19.

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

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term marketable securities.

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$17,379	$13,885	$3,494	25%
General and administrative	4,159	2,424	1,735	72%
Total operating expenses	21,538	16,309	5,229	32%
Loss from operations	(21,538)	(16,309)	(5,229)	32%
Other income	135	755	(620)	(82)%
Net loss	$(21,403)	$(15,554)	$(5,849)	38%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$16,212	$13,146	$3,066	23%
Personnel and related costs	1,167	739	428	58%
Total research and development expenses	$17,379	$13,885	$3,494	25%

Research and development expenses were $17.4 million and $13.9 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $3.5 million. Direct costs for our EFX program increased $3.1 million, attributed primarily to a $5.2 million increase in third-party contract manufacturing and a $0.5 million increase in external CRO costs associated with our ongoing Phase 2a BALANCED trial, partially offset by a decrease of $2.5 million for a clinical milestone paid to Amgen in July 2019 that was not repeated in the 2020 period. Personnel and related costs increased $0.4 million, due primarily to increased stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $4.2 million and $2.4 million for the three months ended September 30, 2020 and 2019, respectively, an increase of $1.7 million. Personnel and related costs increased $0.9 million, due primarily to increased stock-based compensation. Legal, accounting, other professional service fees and insurance increased $0.8 million due to outsourced services needed to operate as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of EFX and our continued research activities.

Other income

Other income for the three months ended Septemer 30, 2020 is comprised primarily of $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.8 million for the three months ended September 30, 2019.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$39,207	$23,908	$15,299	64%
General and administrative	11,164	5,522	5,642	102%
Total operating expenses	50,371	29,430	20,941	71%
Loss from operations	(50,371)	(29,430)	(20,941)	71%
Other income	875	1,286	(411)	(32)%
Net loss	$(49,496)	$(28,144)	$(21,352)	76%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$35,904	$21,840	$14,064	64%
Personnel and related costs	3,303	2,068	1,235	60%
Total research and development expenses	$39,207	$23,908	$15,299	64%

Research and development expenses were $39.2 million and $23.9 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $15.3 million. Direct costs for our EFX program increased $14.1 million, primarily attributed to a $14.3 million increase in third-party contract manufacturing and an increase of $2.8 million related to external CRO costs associated with our ongoing Phase 2a BALANCED trial, partially offset by a decrease of $2.5 million for a clinical milestone paid to Amgen in July 2019 that was not repeated in the 2020 period. Personnel and related costs, including stock-based compensation, increased $1.2 million due to additional personnel to support our clinical and manufacturing activities. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $11.2 million and $5.5 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $5.6 million. Personnel and related costs increased $2.6 million, due primarily to increased stock-based compensation of $2.2 million. Legal, accounting, other professional service fees and insurance increased $3.0 million due to outsourced services needed to operate as a public company. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support development of EFX and our continued research activities.

Other income

Other income for the nine months ended September 30, 2020 is comprised primarily of $0.9 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $1.3 million for the nine months ended September 30, 2019.

Liquidity and capital resources

From our inception through September 30, 2020, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a secondary public offering of our common stock in July 2020. Through September 30, 2020, we had received gross proceeds of $412.7 million from sales of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of September 30, 2020, we had cash, cash equivalents and short-term marketable securities of $291.9 million. We have invested our cash resources primarily in liquid money market accounts, U.S. treasury securities and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(47,409)	$(23,978)
Net cash used in investing activities	(27,660)	—
Net cash provided by financing activities	203,048	95,873
Net increase in cash, cash equivalents and restricted cash	$127,979	$71,895

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was $47.4 million, consisting of a net loss of $49.5 million and changes in our operating assets and liabilities of $2.1 million, offset by non-cash charges of $4.2 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

Cash used in operating activities for the nine months ended September 30, 2020 was $24.0 million, consisting of a net loss of $28.1 million and changes in our operating assets and liabilities of $3.0 million, offset by non-cash charges of $1.1 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to a combined reduction in prepaid expenses and other assets, accounts payable and accrued expenses and other current liabilities, all of which are related to the timing of payments and prepayments to our CRO and contract manufacturing vendors.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2020 was $27.7 million, consisting of $78.5 million from the sales and maturities of short-term marketable securities offset by $106.0 million in purchases of short-term marketable securities.

There were no cash flows from investing activities for the nine months ended September 30, 2019.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2020 was $203.0 million, consisting of $202.6 million of follow-on public offering proceeds, net of underwriting discounts, commissions and offering costs, and $0.4 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

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

Contractual obligations and other commitments

We have entered into agreements with CROs and CMOs to provide services in connection with our nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2020, we had non-cancelable purchase commitments under these agreements totaling $14.2 million.

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the Securities and Exchange Commission on March 16, 2020. Other than the adoption of Accounting Standards Update No. 2016 02, Leases (Topic 842) as discussed in Note 2, there were no material changes to our critical accounting policies through September 30, 2020 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely and continue to do so. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

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

We do not know whether all cohorts of the BALANCED study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

Risks Related to the Manufacturing of our Product Candidate

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our products.

We received a limited supply of EFX drug substance (active pharmaceutical ingredient, or API) manufactured by Amgen that was sufficient to complete the ongoing BALANCED study. However, our license agreement with Amgen required us to manufacture new drug substance to support all future clinical trials. We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make new drug substance to support our anticipated Phase 2b/3 clinical trial and for commercial sale, if approved. To date, transfer of the former Amgen API manufacturing process to our third-party contract manufacturer has been completed successfully at both pilot scale and in an engineering run. We have also manufactured API under GMP conditions, which has been released for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

In addition, we plan to develop a new drug product formulation for late-stage clinical trials and commercialization. We contracted with a specialist formulation development company, Coriolis Pharma Research GmbH, to explore both a new refrigerated liquid formulation and a freeze-dried, or lyophilized, formulation. Based on the results of these parallel efforts, a new lyophilized formulation is being developed for commercial drug product. This formulation will be used for the Phase 3 portion of the adaptive clinical trial design. Scale-up of manufacturing for this new drug product formulation began during the third quarter of 2020 and is expected to be completed in 2022. We also plan to begin development of a delivery device for ease of use and convenient administration. There is no assurance that we will be successful in developing a new drug product formulation with a preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and device, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such

CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

Risks Related to Our Business, Industry and Intellectual Property

Risks Related to Business Development

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

Risks Related to our License and Third-Parties

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

Risks Related to Employee Matters and Growth

We must attract and retain highly skilled employees in order to succeed. If we are not able to retain our current senior management team and our scientific advisors or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific advisors for our business success. We do not maintain “key person” insurance for any of our key personnel. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the expertise of our scientific advisors in the NASH field. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidate or any future product candidates.

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

As of September 30, 2020, we had sixteen full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties.

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

Risks Related to Protecting Our Intellectual Property

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

Risks Related to Intellectual Property Litigation

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

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

Risks Related to Ongoing Regulatory Obligations

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

Risks Related to Healthcare Regulation

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The state of California, for example, recently adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the European Union General Data Protection Regulation, or GDPR (discussed below in the European Data Collection subsection). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s exit from the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has officially left the EU.

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

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2020 and 2019, we reported net losses of $49.5 million and $28.1 million, respectively. For the years ended December 31, 2019 and 2018, we reported net losses of $43.8 million and $81.7 million, respectively. As of September 30, 2020, we had an accumulated deficit of $179.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2020, we had $291.9 million of cash, cash equivalents and short-term marketable securities, which includes $95.5 million from our initial public offering in June 2019 and $202.6 million from our secondary public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Commercialization and Market Acceptance

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

Risks Related to Market Acceptance

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

Risks Related to Our Operations and Events Outside Our Control

Risks Related to Our Operations

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

Risks Related to the COVID-19 Pandemic

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

Business interruptions resulting from the COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

Risks Related to Our Common Stock

Risks Related to an Investment in Our Securities

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

Risks Related to Our Charter and Bylaws

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

Risks Related to Income Taxes

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

AKERO THERAPEUTICS, INC.

Date: November 12, 2020	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)