Form 10-K
period 2020-12-31
Akero Therapeutics, Inc.
filed 2021-03-16
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

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

Registrant’s telephone number, including area code (650) 487-6488

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AKRO	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $477,922,638 as of June 30, 2020 (based on a closing price of $24.92 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2021, the total number of shares outstanding of the registrant’s Common Stock was 34,770,319 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

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

TABLE OF CONTENTS`

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to complete data analysis for the expansion cohort (“Cohort C”) of our Phase 2a clinical trial of efruxifermin (“EFX”) in NASH patients, known as the BALANCED study, and report preliminary results;
●	our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in NASH patients with F2/F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	our ability to submit information to regulatory authorities that supports initiation of our planned Phase 2b clinical trial of EFX in cirrhotic NASH patients with F4 fibrosis during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, including COVID-19, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I

Item 1.  Business

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in NASH patients with F1-F3 fibrosis showed EFX’s potential to reduce liver fat, improve liver health, reverse fibrosis, improve glycemic control and reduce risks of cardiovascular disease. In February 2021 we began screening for a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis. Preliminary results of the HARMONY study, expected in the second half of 2022, will inform dose selection for a registrational Phase 3 clinical trial. An expansion cohort of the BALANCED study in cirrhotic NASH patients, Cohort C, is currently undergoing data analysis. We expect to report preliminary results by April 2021, including the results of paired biopsies from a subset of the enrolled patients who consented to post-treatment biopsies after a protocol amendment. Results from Cohort C will inform next steps in our development plans for EFX in cirrhotic NASH patients. Based on clinical data to date, we believe EFX has the potential to be a foundational NASH monotherapy.

The rapidly rising prevalence of NAFLD and NASH is driven by the global obesity epidemic and the resulting accumulation of excessive liver fat. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and, as disease progresses, can lead to fibrosis and ultimately cirrhosis. According to a study published in Hepatology (2018), the prevalence of NASH in the United States is projected to increase to 27.0 million by 2030, including a doubling in prevalence among patients with advanced fibrosis. Cardiovascular disease remains the leading cause of death in patients with NASH. About half of all NASH patients also have Type 2 Diabetes Mellitus, or T2D. We believe an optimal NASH therapy should improve risks of cardiovascular disease and glycemic control as well as reverse fibrosis. Unfortunately, there are currently no approved therapies for NASH and many late-stage therapeutic candidates have shown limited efficacy and/or have unwanted side effects that have the potential to increase certain mortality risks for NASH patients.

EFX has been administered to a total of 162 adult patients with either NASH (n=79) or T2D (n=83) in three randomized, double-blind, placebo-controlled clinical trials for up to 16 weeks. In all three trials, patients treated with EFX achieved highly statistically significant improvements in lipoprotein profile, including reduction in triglycerides of up to 45 percent, a key attribute given that cardiovascular disease remains the number one cause of mortality in NASH patients. In the BALANCED study EFX patients experienced improvements in glycemic control, including reductions in HbA1c of up to 0.9% among diabetic NASH patients. EFX patients also achieved highly significant relative reductions in liver fat of 63 to 71 percent across dose groups, compared to 0 percent for placebo. Significant reductions in ALT (up to 51%), were also observed. Most importantly, additional analysis of the BALANCED study data showed substantial improvements in liver histology for EFX patients based on analysis of paired biopsies. Of the 40 EFX patients who had end-of-treatment biopsies, we observed that 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Among patients who had F2/F3 fibrosis at baseline, 68% had at least a 1-stage improvement in fibrosis, while 50% had a 2-stage fibrosis improvement. EFX was reported to be generally well tolerated. Across EFX groups, the most frequent adverse events were grade 1 or 2 gastrointestinal events, which were transient in nature.

Based on these clinical trial results, we believe that EFX has the potential to be a foundational monotherapy, if approved, for treatment of a rapidly growing NASH patient population that lacks effective treatment options.

In June 2018, we acquired exclusive global development and commercialization rights to EFX from Amgen Inc., or Amgen, which leveraged its deep protein engineering expertise to design and develop EFX. As of February 26,

2021, our patent portfolio relating to EFX and other peptides included 148 issued patents and 25 pending patents worldwide, with expected patent exclusivity up to 2034 in the United States, including potential patent term extension. Since EFX is a biologic, marketing approval would also provide twelve years of market exclusivity from the approval date of a Biologics License Application, or BLA, in the United States.

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

Our strategy

Our goal is to become a leading biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need, starting with NASH. The key components of our strategy are to:

Advance EFX through clinical development in NASH, for both pre-cirrhotic (F2/F3) and cirrhotic (F4) patients. We believe that EFX's differentiated profile as an FGF21 analog has the potential to result in a leading endocrine FGF analog, if approved, for the treatment of NASH. Data from our Phase 2a BALANCED data suggest that EFX has the potential to achieve industry-leading reductions in liver fat, restore metabolic balance, improve lipoproteins, resolve NASH, and reverse liver fibrosis. We are committed to accelerating development as much as possible for both pre-cirrhotic and cirrhotic NASH patients, consistent with guidance from regulatory authorities.

Scale our capabilities to support development and commercialization of EFX. We plan to scale our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market EFX for all indications. We have contracted with Boehringer Ingelheim to manufacture new drug substance for future clinical trials and support the potential commercialization of EFX with commercial-scale manufacturing. When appropriate, we intend to develop the commercial infrastructure required for bringing EFX to patients with NASH in the United States, if approved. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Enhance our position as a leading metabolic disease company by leveraging our knowledge of FGF21 biology. Numerous publications have shown that increases in endogenous FGF21 expression occur in response to various types of metabolic and cellular stress arising from obesity, diabetes, mitochondrial diseases and cardiovascular disease, as well as NASH. EFX has been engineered to reproduce the biological activity profile of native FGF21 while also addressing certain therapeutic limitations, such as a short half-life. We are exploring opportunities to develop EFX for additional indications where there is a compelling scientific rationale, strong clinical tractability and significant unmet medical need.

Develop, acquire or in-license product candidates that enhance our potential to become a leading metabolic disease company. We are continually evaluating opportunities to build a robust pipeline of potential leading treatments for metabolic diseases. Additional assets may be selected for their potential as stand-alone monotherapies or for eventual use in combination with other products.

NASH overview

We are developing EFX as a potential treatment for patients with NASH, a disease with high unmet medical need and no approved therapies. NASH is a severe form of NAFLD, which is driven by the global obesity epidemic. Patients with NAFLD have an excessive accumulation of fat in the liver resulting from an excess of caloric intake over energy needs. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and can ultimately lead to fibrosis and scarring in the liver, or cirrhosis.

Patients with NASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As NASH progresses, cardiovascular-related morbidity and mortality also increase, with cardiovascular disease being the most frequent cause of death in NASH patients. The prevalence of patients with advanced fibrosis in the United States is projected to more than double between 2016 and 2030. We believe that EFX has the potential to be a leading endocrine FGF analog, if approved, for treatment of this rapidly growing patient population.

Disease diagnosis and disease burden

NASH is currently diagnosed only through liver biopsy and its severity is measured using scoring systems that assess the extent and severity of steatosis, lobular inflammation, hepatocellular ballooning and fibrosis. Some patients may be diagnosed with NASH after presenting with symptoms such as general fatigue and nondescript abdominal discomfort. However, NASH diagnosis more commonly follows detection of elevated liver enzymes on routine lab tests or detection of an enlarged steatotic liver by abdominal imaging. Although non-invasive methods, including a combination of imaging, such as Magnetic Resonance Imaging Protein Density Fat Fraction, or MRI-PDFF, and fibroscan, and plasma biomarkers of fibrosis, such as Pro-C3, are being evaluated as potential diagnostic tools, none have yet been validated for use in formal NASH diagnosis.

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

Patients with NASH are at increased risk of liver damage and other complications. Fibrosis is generally reversible in its early-to-mid stages. However, late-stage fibrosis can be irreversible in the absence of therapy and prevents the liver from performing its natural functions.

NASH is commonly associated with metabolic comorbidities, including obesity, T2D, dyslipidemia and hypertension. In addition, the majority of NASH patients also present with metabolic syndrome. Liver-related mortality increases with fibrosis stage, as shown in the figure below. As compared to healthy individuals, patients with NASH also experience higher all-cause morbidity and mortality resulting from major adverse cardiovascular events, or MACE, and non-liver cancers. The most common cause of death in NASH patients is cardiovascular disease. As with liver-related mortality, all-cause mortality also increases with fibrosis stage. Our focus is on NASH patients with F2-F4 fibrosis, which have the highest liver-related and non-liver-related mortality rates among NASH patients.

All-cause NASH mortality

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

Growth in prevalence of NASH in the United States is projected to be greatest in patients with stage F2-F4 fibrosis, with more than a doubling across stages between 2016 and 2030 and higher growth rates with each advancing fibrosis stage. More than 14 million Americans are projected to have NASH with F2, F3 or F4 fibrosis in the United States by 2030, with over ten million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan. This rapid growth in advanced fibrosis reflects the time required for the late 20th century obesity epidemic to result in patients progressing through NAFLD to advanced NASH.

Emerging therapies in development

There are no therapies currently approved for the treatment of NASH. The current standard of care is diet and exercise. Although diet and exercise are effective in the treatment of NASH when maintained, adherence to this treatment regimen is generally poor.

The multistep progression of NASH pathogenesis offers a variety of potential approaches for therapeutic intervention and many of these approaches have been explored with one or more therapeutic candidates. During the last two years, many NASH therapeutic candidates have had discouraging results from clinical trials due to unfavorable efficacy and/or safety results; a substantial number of programs have been discontinued. Disappointing clinical results have especially been associated with therapeutic candidates designed to target late-stage disease by mitigating inflammation and reversing fibrosis, which have been labeled as “anti-fibrotic” mechanisms. Available data suggest that focusing only on suppressing inflammation and fibrosis is unlikely to deliver sustained reversal of fibrosis or resolution of NASH because the processes underlying NASH pathogenesis are not being addressed.

Clinical data has been more promising for “metabolic” therapeutic mechanisms that target earlier-stages of NASH pathogenesis, including excessive liver fat accumulation. Recent data for metabolic therapeutic candidates are consistent with data from anti-viral treatment of hepatitis C and modification of diet and exercise as a treatment for NASH. In each of these two cases, targeting the processes underlying inflammation and fibrosis of the liver can lead to reversal of fibrosis, even without a directly anti-fibrotic intervention. However, some of the encouraging data for metabolic therapeutic mechanisms has been offset by unwanted side effects, which may limit their ability to be used as treatment for patients with NASH. For instance, some NASH candidates have been shown to substantially increase plasma levels of low-density lipoprotein cholesterol, or LDL-C, or triglycerides, each of which is an independent causal risk factor for cardiovascular disease. NASH patients are already at increased risk for cardiovascular events. We therefore believe interventions that could be associated with increased cardiovascular risk may struggle to gain marketing approval from regulatory authorities and, if approved, may not be prescribed widely by treating physicians.

We believe the greatest potential for effective NASH treatment requires addressing both the late-stage fibrosis and the underlying processes of NASH pathogenesis with a favorable cardiovascular profile and without increasing the potential for drug-drug interactions associated with small molecules. Some NASH candidates are being evaluated for use in combination with one or more other investigational or marketed dugs to intervene at different stages of NASH pathogenesis and manage unwanted side effects. However, combining multiple interventions, particularly multiple small molecules, places an additional burden of drug metabolism and clearance upon already stressed hepatocytes.

We believe EFX has unique properties with the potential to address the complex pathogenesis of NASH as a foundational monotherapy: reducing liver fat, restoring metabolic balance, and reversing fibrosis while simultaneously improving independent risks of cardiovascular disease, without worsening any aspect of NASH pathogenesis.

Our approach to NASH: harnessing FGF21's natural metabolic and anti-fibrotic potential for therapeutic effect

EFX harnesses the natural properties of FGF21 as a potential treatment of NASH. Specifically, EFX has been engineered to overcome the limitations of endogenous FGF21 by extending half-life from less than two hours to 3-4 days while maintaining FGF21’s natural role in alleviating cellular stress and regulating whole-body metabolism. Consequently, EFX has the potential to address the underlying metabolic disease drivers of NASH while also reversing liver fibrosis. We believe EFX has the potential to be the leading FGF21 analog that most closely mimics the native protein with a long half-life that supports convenient weekly dosing.

Overview of FGF21 biology

Fibroblast growth factors, or FGFs, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. A sub-family of FGFs, known as endocrine FGFs, which include FGF21 and FGF19, are unique among FGFs because they initiate their biological effects by binding tightly to a cell surface receptor known as Beta Klotho, or bKlotho.

After this initial binding, FGF21 and FGF19 trigger signaling pathways within cells, such as hepatocytes and adipocytes, by binding to a second class of cell-surface receptor, known as the FGF receptors, or FGFRs. Both FGF21 and FGF19 bind to three specific FGFRs, known as FGFR1c, FGFR2c, and FGFR3c, which, based on nonclinical studies and clinical trials, appear to be responsible for mediating the desired therapeutic actions of FGF21 and FGF19 in NASH. However, unlike FGF21, FGF19 also binds specifically to another FGFR known as FGFR4. We believe, based on results from the BALANCED study and other preclinical studies and clinical trials conducted by third parties, that activation of FGFR4 is required neither for ameliorating the underlying steatosis and insulin resistance nor reversing fibrosis; instead, FGFR4 is associated with undesirable biological effects such as elevating LDL-C and potentially increasing the risk of developing hepatocellular carcinoma.

The C-terminus of FGF21 initially binds to bKlotho. This enables the N-terminus to form an expanded complex with one of the FGFRs. Once the co-receptor complex has formed with bKlotho and one of the FGFRs, a series of intracellular signaling cascades is initiated. These signaling cascades enable FGF21 to exert its biological functions, which include regulation of energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulation of pathways that mitigate against intracellular stress. FGF21 cannot signal through cell membranes without both an intact C-terminus and an intact N-terminus to bind, respectively, to bKlotho and FGFR. We believe EFX has been engineered to maximize binding at both the C-terminus and N-terminus.

EFX is designed to overcome the limitations of native FGF21 as a therapeutic

EFX has been engineered to overcome the limitations of native FGF21 while retaining balanced agonism across FGFR1c, FGFR2c and FGFR3c. Specifically, EFX delivers: (1) protection against proteolysis and reduction of renal clearance, (2) an increase half-life from less than two hours to 3-4 days, (3) minimization of the potential for aggregation in solution and (4) improved binding affinity for bKlotho. These attributes are accomplished through a combination of three amino acid substitutions in the FGF21 protein sequence and an Fc-fusion protein scaffold similar to the platform used for Enbrel and Trulicity. As illustrated in the figure below, each EFX molecule consists of two Fc-FGF21 molecules linked by two disulfide bridges to form a single molecule. The N-terminus of the FGF21 moiety is connected to the Fc portion of EFX through a polyglycine-serine linker. Our patents include claims directed to Fc fusion with a recombinantly modified FGF21 as well as claims directed to an FGF21 polypeptide comprising combinations of point mutations at positions 98, 171 and 180.

Protein engineering of EFX

EFX maintains balanced agonism of FGFR1c, FGFR2c and FGFR3c to mimic native FGF21

The engineering of EFX was an empirical discovery process that incorporated in vitro and in vivo measurements of receptor agonism to assess which of many tested discovery candidates yielded the most attractive drug properties. EFX was selected for clinical evaluation over earlier discovery candidates, which included a proprietary PEGylated FGF21 analog, and two versions of a two-point mutation Fc-fusion protein known as RG (with mutations at positions 98 and 171, but not 180), one of which had the Fc fused to the C-terminus while the other had it fused to the N-terminus of the modified FGF21. In comparative in vitro receptor agonism assays, EFX exhibited the greatest potency for each of FGFR1c, FGFR2c, and FGFR3c among the candidates tested. Furthermore, the potency of EFX for FGFR1c, FGFR2c and FGFR3c was comparable to that of recombinantly-expressed human FGF19, or rhFGF19, and rhFGF21. However, neither rhFGF21 nor EFX are agonists of FGFR4, in contrast to rhFGF19's potent agonism of FGFR4.

In vitro receptor agonism assays do not necessarily predict receptor binding when administered in vivo in humans. We therefore believe human clinical data is necessary to confirm whether balanced agonism of the FGF receptors is truly achieved. Because certain FGF receptors are expressed predominantly in liver tissue while others are expressed predominantly in peripheral tissue, the extent of binding to different receptors can be assessed from the pharmacodynamic effects in human clinical trials. Increases in adiponectin, for example, depend on activation of FGFR1c in adipose tissue. We believe EFX’s balanced effects when administered in human clinical trials confirm that EFX’s unique engineering results in balanced agonism in vivo as well as in vitro. The effects observed in clinical trials with EFX contrast with observations from clinical trials evaluating certain pegylated versions of FGF21, which we believe may be attributed to the potential for pegylated moieties to accumulate in the liver.

EFX exerts both metabolic and anti-fibrotic effects with a favorable cardiovascular profile

We believe intervening across the core processes underlying NASH pathogenesis is the most effective way to restore health to the liver of patients with NASH and reduce the risk of cardiovascular disease, which is the leading contributor to mortality and morbidity among these patients. By mimicking FGF21, EFX has the potential to intervene in each of the core processes underlying NASH pathogenesis acting as both a metabolic and anti-fibrotic therapeutic agent. EFX acts to leverage whole-body metabolism to redirect calories away from the liver to peripheral tissues, including adipose tissue, thereby reducing fat deposited in the liver and decreasing the rate of fat oxidation by the liver. In so doing, EFX reduces fibrosis both indirectly, as a result of alleviating hepatocyte stress, and directly, by suppressing local inflammation and activation of collagen secreting myofibroblasts that lay down fibrotic tissue.

As described further below, clinical data from the BALANCED study demonstrate that EFX is capable of achieving reductions in liver fat that are among the strongest results that have been reported in NASH to date. We believe EFX achieves its robust reductions in liver fat by acting on all key sources of liver fat. The biggest source of liver fat among NASH patients is the flux of fat from adipose tissue, which accounts for nearly half of the fat deposited in liver. EFX intervenes in this flow of peripheral fat by redirecting calories, including calories derived from dietary fat, carbohydrates and protein in the GI tract, away from the liver. This effect of EFX appears to be mediated by agonism of FGFR1c, which enhances insulin's action on adipose tissue to increase uptake of energy and store it as fat within adipose tissue. Enhancing insulin's action also suppresses release of fat from adipose tissue, or lipolysis, back to the liver. At the same time, EFX promotes greater uptake by adipose tissue of two forms of triglyceride transported by blood: VLDL secreted by liver and chylomicrons secreted by the GI tract, thereby reducing plasma triglycerides. The net effect of a sustained redirection of energy away from liver is to reduce both the amount of fat in liver and the rate of fat oxidation.

EFX also intervenes in the second largest source of liver fat, which is the synthesis of new fat in the liver through a process termed de novo lipogenesis, or DNL. DNL accounts for about a third of liver fat in NASH patients. EFX reduces DNL in liver by suppressing a transcription factor known as SREBP1c. Suppression of SREBP1c reduces the amount of lipid droplets, comprised of triglyceride and phospholipid species, deposited within hepatocytes, and lowers the amount of triglyceride secreted as VLDL into the circulation. FGF21’s inhibition of SREBP1c is believed to be mediated through FGFRs expressed in the liver, predominantly FGFR2c and 3c.

By reproducing the biological actions of FGF21, EFX appears to act both indirectly and directly to reverse liver fibrosis. As illustrated in the figure below, excessively stressed hepatocytes trigger cell-death pathways with the release of pro-inflammatory molecules that activate liver-resident Kupffer cells. These amplify local inflammation leading to differentiation of co-localized hepatic stellate cells (HSC) into collagen-secreting myofibroblasts, which results in development of fibrosis. By reducing liver fat and lipotoxicity while inducing anti-oxidant pathways, EFX alleviates oxidative stress and thus lessens formation of lipid peroxides and damage to DNA and proteins. The increase in endoplasmic reticulum, or ER, stress associated with accumulation of misfolded and damaged proteins is mitigated by EFX stimulating their degradation by lysosomes.

EFX direct and indirect anti-fibrotic effects

Kupffer Cell Activation
INFLAMMATION
PRO-INFLAMMATORY
KUPFFER CELLS
Hepatocyte Stress & Death
EFX
Direct Effect
Indirect Effect
HEPATIC
STELLATE CELLS
Myofibroblast Differentiation
Fibrosis

In reducing these different stress-related pathways in hepatocytes, EFX suppresses progression from hepatocyte stress to cell death, or apoptosis. EFX also inhibits expression of a transcription factor known as ATF4, which triggers apoptosis, particularly in response to ER stress. By suppression of pro-apoptotic signaling, EFX reduces release of molecules from hepatocytes known as damage-associated molecular patterns (DAMPs), which trigger local inflammation. These actions of EFX indirectly reduce the profibrotic drive in the liver of patients with NASH.

In addition, data from nonclinical studies suggest that FGF21 agonism directly suppresses activation of macrophages, and by inference Kupffer cells, thereby reducing release of pro-inflammatory cytokines, as well as directly inhibiting differentiation of HSC into collagen-secreting myofibroblasts.

The apparently rapid improvement of liver fibrosis observed among EFX patients in the BALANCED study after only 16 weeks of treatment suggests EFX not only indirectly suppresses fibrogenesis by reducing hepatocyte stress but also directly inhibits Kupffer cells and differentiation of HSC into collagen-secreting myofibroblasts.

EFX clinical development

EFX has been administered to a total of 162 patients with either T2D (n=83) or NASH (n=79) for up to 16 weeks in three prior clinical trials: two T2D Phase 1 trials in NASH patients conducted by Amgen and the Phase 2a

BALANCED study in NASH patients conducted by us. We believe the combined results of these trials provide compelling evidence for EFX’s potential to address all core aspects of NASH pathogenesis and, if approved, to emerge as a foundational NASH monotherapy. We recently initiated a Phase 2b clinical trial in patients with biopsy-confirmed NASH (F2-3), and we expect preliminary results to be available in the second half of 2022. We also expect to report preliminary results from Cohort C, an expansion cohort of the BALANCED study, evaluating EFX in the treatment of cirrhotic NASH patients (F4 fibrosis) by April 2021.

Phase 2b clinical trial of EFX in biopsy-confirmed pre-cirrhotic (F2/F3) NASH patients for 24 weeks

The Phase 2b HARMONY study is a multicenter randomized, double-blind, placebo-controlled clinical trial in patients with biopsy-confirmed NASH (F2/F3), a NAFLD activity score of at least 4, and baseline liver fat of at least 8% on MRI-PDFF screening. Patients will be randomized to receive once-weekly subcutaneous doses of either 28 or 50mg of EFX or placebo for 24 weeks.

The primary endpoint of the HARMONY study is the proportion of subjects who achieve at least a one-stage improvement in fibrosis based on paired liver biopsies at week 24. Additional secondary and exploratory measures include non-invasive measures of liver function, fibrosis biomarkers, insulin sensitivity, lipoproteins and body weight, as well as other histological measures based on liver biopsies.

Screening for the HARMONY study began on February 16, 2021 and we expect the first patient to be dosed in April 2021. Preliminary results are expected to be available in the second half of 2022. As illustrated in the figure below, we plan to request an End-of-Phase 2 meeting with FDA to review the 24-week biopsy results and finalize the proposed Phase 3 protocol, including dose selection and study size. The timing of our Phase 3 start in F2/F3 NASH patients will depend in part on availability of drug product in a new freeze-dried, or lyophilized, formulation that is more suitable for patient self-administration. We currently anticipate drug product will be available for Phase 3 initiation in the first half of 2023.

Phase 2b HARMONY study design

Phase 2a clinical trial of EFX in biopsy-confirmed F1-F3 NASH patients for 16 weeks

The main portion of the Phase 2a BALANCED study was a multicenter randomized, double-blind, placebo-controlled, dose-ranging clinical trial in adult patients with biopsy-confirmed NASH (F1-F3), a NAFLD activity score of at least 4, and baseline liver fat of at least 10% on MRI-PDFF screening. Patients were randomized to receive once-weekly subcutaneous doses of either 28, 50 or 70mg of EFX (n=59) or placebo (n=21) for 16 weeks. The primary endpoint was absolute reduction in liver fat at week 12 as measured by MRI-PDFF. Additional secondary and exploratory measures included non-invasive measures of liver function, fibrosis biomarkers, insulin sensitivity, lipoproteins and body weight, as well as histological measures based on liver biopsies.

EFX reduced liver fat

As summarized in the table below, highly statistically significant absolute reductions of 12 to 14 percent and relative reductions of 63 to 71 percent of liver fat were observed for the 28, 50 and 70mg dose groups, respectively, compared with 0.3 and 0 for placebo. More than two thirds of EFX patients achieved at least a 50 percent relative reduction in liver fat and more than half of EFX patients achieved at least a 70 percent relative reduction of liver fat. In addition, 25 to 67 percent of EFX patients normalized their liver fat levels, which is defined as less than or equal to 5 percent absolute liver fat content.

Summary of Week 12 Liver Fat Endpoints

		EFX (once weekly dose)
Measure (Mean)	Placebo (N=21)	28 mg (N=19)	50 mg (N=20)	70 mg (N=20)
Absolute reduction in liver fat[1] (%)	-0.3	-12.3***	-13.4***	-14.1***
Relative reduction in liver fat[1] (%)	0	-63***	-71***	-72***
Measure (Mean)	Placebo (N=20)	28 mg (N=16)	50 mg (N=17)	70 mg (N=15)
≥30% relative reduction in fat[2] (%)	10	100***	100***	100***
≥50% relative reduction in fat[2] (%)	5	69**	100***	93***
≥70% relative reduction in fat[2] (%)	5	50*	53**	80***
≤ 5% absolute liver fat[2] (%)	5	25*	53**	67***

1 Full Analysis Set (all patients randomized into the study)

2 MRI-PDFF Analysis Set (all patients with week 12 MRI-PDFF)

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX improved markers of liver injury

The substantial reductions in liver fat among EFX patients correlated with various markers of liver health, including the liver enzyme ALT, as shown in the figure below. Each of the EFX groups achieved highly statistically significant ALT reductions of about 40 percent by week 8 and sustained these reductions through the post-treatment follow-up at week 20. Similar dose-related improvements were observed for other liver health markers, including AST, GGT, and ALP. We believe the rapid and sustained reductions in ALT are particularly noteworthy as ALT reductions have been positively correlated with histological response.

ALT LS mean change from baseline1

1 Full analysis set

**p<0.01, ***p<0.001, versus placebo

EFX improved non-invasive markers of liver fibrosis

EFX was observed to significantly improve two important non-invasive markers of liver fibrosis. Pro-C3 is a serum biomarker of collagen synthesis and fibrogenesis in the liver. The Enhanced Liver Fibrosis, or ELF, score is a composite biomarker that has strong correlations with fibrosis stage. Reductions in Pro-C3 indicate lower levels of new fibrosis formation while reductions in the ELF score suggest lower overall fibrosis. Pro-C3 and the ELF score are clinically important because they 1) quantitate fibrotic activity throughout the liver rather than in a single segment of the liver and 2) are noninvasive and therefore can be measured repeatedly over time, thus overcoming two core limitations of liver biopsy. As shown in the table below at left, we observed highly significant absolute reductions in Pro-C3 of about 6-7 ug/L across EFX dose groups, compared with a reduction of 1.5 ug/L for placebo. As shown in the table below at right, we also observed highly significant reductions in ELF score of 0.70, 0.75 and 0.44 for the 28mg, 50mg and 70mg EFX groups, compared with a nominal increase for placebo.

Summary of Week 12 Non-invasive Measures of Liver Fibrosis

Pro-C3, LS Mean (ug/L)			Enhanced Liver Fibrosis (ELF) Score, LS Mean
Dose Group	Baseline	Δ Wk 12	Dose Group	Baseline	Δ Wk 12
Placebo	16.1	-1.5	Placebo	9.4	0.02
28mg	19.2	-6.1***	28mg	9.5	-0.70***
50mg	16.2	-5.9***	50mg	9.5	-0.75***
70mg	17.2	-6.7***	70mg	9.6	-0.44*

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX improved histology, as measured by both NASH resolution and fibrosis improvement

The BALANCED study generated biopsy results among treatment responders, where response was defined as achieving at least a 30 percent relative reduction in liver fat as measured by MRI-PDFF at week 12. Among patients with a week 12 MRI, only two out of 20 placebo patients were responders, or 10 percent, compared with 100 percent among 48 EFX patients. A total of 42 biopsies were collected among placebo (n=2) and EFX patients (n=40).

The figure below shows the biopsy results for patients who achieved NASH resolution without worsening of fibrosis. This is the first of two histology endpoints defined by both the FDA and EMA for use in Phase 3 registrational trials. High levels of NASH resolution were observed across all EFX dose groups, with a combined 19 patients across EFX dose groups for an overall 48 percent response rate. With only two placebo patients in the biopsy analysis set, a meaningful comparison of histologic improvement against placebo is not possible. A single placebo patient with a positive response resulted in a 50 percent placebo response rate for NASH resolution without worsening of fibrosis. Notably, this one placebo patient had an 11%, or 25-pound, reduction in body weight over 16 weeks.

NASH Resolution1,2,3 and No Worsening of Fibrosis

1 Liver biopsy evaluable analysis set

2 NAS score of 0 or 1 for lobular inflammation and a score of 0 for ballooning

3 Secondary and exploratory histological endpoints were not powered for statistical significance

* A single placebo responder lost 25 pounds over 16 weeks (11% weight reduction)

The figure below summarizes the percentage of patients with fibrosis improvement of greater than or equal to one stage without worsening of NASH. This is the second defined NASH histology endpoint for use in Phase 3 registrational trials. Fibrosis improvement without worsening of NAS was 48 percent across EFX does groups compared to zero percent in the placebo group, with responses for individual EFX dose groups ranging from 36 to 62 percent. The 62 percent rate among patients treated with 50mg EFX is among the strongest fibrosis improvement results reported to date among published NASH clinical trial results.

Fibrosis Improvement ≥1 Stage and No Worsening of NAS1,2,3

1 Biopsy evaluable analysis set

2 Improvement in liver fibrosis greater than or equal to one stage and no worsening of NASH (defined as no increase in NAS for ballooning, inflammation, or steatosis)

3 Secondary and exploratory histological endpoints were not powered for statistical significance

Importantly, the substantial levels of fibrosis improvement shown above are driven largely by patients with more advanced fibrosis at baseline (F2/F3), rather than merely patients with the earliest stage of F1 fibrosis. As illustrated in the figure below, while roughly half of all EFX patients experienced an improvement in fibrosis, two thirds of patients with baseline fibrosis of F2 or F3 experienced at least a one-stage improvement in fibrosis. Moreover, half of all patients with F2/F3 fibrosis at baseline experienced a two-stage improvement in fibrosis. These histological results following only 16 weeks of treatment underscore EFX’s potential to achieve rapid fibrosis improvement among patients with advanced NASH. The results in F2/F3 patients are also an important early sign of potential efficacy in Phase 3 as we understand the FDA guidance for use of surrogate histological endpoints in Phase 3 trials to recommend evaluation of patients with F2/F3 (and not F1) fibrosis. We are not aware of any published data showing a comparable proportion of two-stage improvement in fibrosis among F2/F3 patients following any treatment duration, let alone following only 16 weeks of treatment.

Fibrosis Improvement Among Patients with Baseline F2-3 Fibrosis

EFX improved glycemic control, reduced body weight and restored a healthy lipoprotein profile

As summarized in the table below, treatment with EFX was also associated with improvements in multiple metabolic parameters, including markers of glycemic control, body weight, and lipoproteins. This favorable metabolic profile is important because cardiovascular disease remains the greatest mortality risk for NASH patients. The BALANCED study shows that EFX has the potential to be consistent with the FDA guidance by improving multiple metabolic parameters or (as in the case of LDL) at least not causing any worsening of key metabolic metrics.

Summary of Cardio-Metabolic Biomarkers

Measure (Change From Baseline)	Placebo (N=21)	28 mg (N=19)	50 mg (N=20)	70 mg (N=20)
HbA1C (%, absolute)[1]	+0.1	-0.1	-0.4*	-0.5**
Body Weight (kg)[2]	+0.1	-0.3	-2.3	-3.7*
Triglycerides (%)[1]	+6	-39***	-48***	-46***
HDL Cholesterol (%)[1]	+4	+34***	+39***	+41***
Non-HDL Cholesterol (%)[1]	-1	-22***	-15*	-17**
LDL Cholesterol (%)[1]	0	-16*	-2	-6

1 Full Analysis Set (all patients randomized into the study), LS Mean

2 Full Analysis Set (all patients randomized into the study), Mean

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX’s potential to improve glycemic control is an important feature of its therapeutic profile because approximately 50% of F2/F3 NASH patients have Type-2 Diabetes, which is generally poorly controlled among NASH patients. FDA encourages later-stage clinical trials in NASH patients to stratify for T2D status, signifying the importance of assessing the unique impact of any therapy on patients with both NASH and T2D. As illustrated below, EFX treatment resulted in reductions in HbA1c of 0.1, 0.4 and 0.5 percent for the 28, 50 and 70mg doses, respectively, compared with an increase of 0.1 percent for placebo. These results exceeded our expectations because EFX was dosed on top of antidiabetic medications for approximately 50% of patients in the study with type 2 diabetes. EFX’s insulin sensitizing effects are seen more clearly in analysis of the subpopulation of T2D patients, with reductions in HbA1c of 0.6 and 0.9 observed for the 50 and 70mg dose groups.

Reduction in HbA1c (LS Mean Change From Baseline to Week 161)

1 Absolute change from baseline, %; 2 Full Analysis Set

* p<0.05, ** p<0.01, versus placebo (ANCOVA)

The overall improvement in glycemic control is consistent with observations previously reported by Amgen after treating T2D patients for 4 weeks, underscoring the reproducibility of this effect. Achieving better glycemic control by improving insulin sensitization is highly desirable because it is rectifying the fundamental driver of type-2 diabetes, which is insulin resistance. This means EFX has the potential to achieve a sustained reduction in HbA1c, in contrast to diabetes therapies that promote insulin secretion whose efficacy wanes over time.

The improvement in glycemic control at 50 and 70mg was accompanied by mean reductions in body weight of 2.3 and 3.7kg, after 16 weeks, corresponding to a mean decrease of 5 and 8 pounds. The trend toward weight loss observed with EFX contrasts with another class of insulin sensitizers, the PPAR gamma agonists. This class includes established antidiabetic drugs like pioglitazone, whose use has declined substantially because of weight gain and edema, and Lanifibranor, which was associated with weight gain of about 2.4-2.7kg and 6 to 8% edema. The weight loss observed with EFX also contrasts with the weight gain observed with another FGF21 analog targeting only the FGFR1c receptor. We believe the potential for weight loss will be attractive to clinicians and NASH patients.

These encouraging metabolic data are best viewed holistically rather than in isolation. The BALANCED study showed that EFX has the potential to rectify each aspect of the metabolic dysfunction associated with NASH: improved glycemic control through enhanced insulin sensitivity, restoration of a healthy lipoprotein profile and reduced body weight. These broad-based improvements increase our confidence that the rapid reduction of steatohepatitis and collagen deposition seen in BALANCED could be sustained over longer treatment periods. The magnitude of metabolic improvements, particularly regarding lipoproteins that are associated with increased risk of cardiovascular disease, also points to the potential of EFX to achieve meaningful reductions in markers of cardiovascular risk.

In summary, while head-to-head preclinical studies and clinical trials have not been conducted, we believe the breadth of desirable clinical effects elicited by EFX sets it apart from other candidates in development for NASH, which frequently trade off efficacy improvements against detrimental effects on lipoproteins, increased body weight, and/or no improvement in glycemic control. With EFX, we see potential to restore a healthy metabolic profile not only to the liver, but also to the whole body. The results are consistent with our predictions based on FGF21 biology and EFX’s engineering.

EFX was generally well tolerated

EFX was generally well tolerated in the BALANCED study. There were no deaths in the study and there were two Serious Adverse Events, one of which occurred prior to dosing and the second of which was related to acute pancreatitis in a patient who was morbidly obese with high insulin resistance at baseline. Across EFX groups, the most frequent Adverse Events, or AEs, were grade 1 or 2 gastrointestinal events, which were transient in nature. There were no discontinuations due to treatment-emergent adverse events in the 50 mg dose group and no discontinuations due to the most common adverse event, diarrhea. There were no treatment-related effects on blood pressure, heart rate, or bone mineral density.

As with all therapeutic proteins, there is potential for immunogenicity following treatment with EFX. The detection of anti-drug antibody, or ADA, formation is highly dependent on the sensitivity and specificity of the assay. In the evaluable subjects receiving at least 1 dose of EFX, our assay detected the formation of ADAs in 72% of EFX patients, with none in the placebo group. Measured antibody titers were low, with a median observed titer value of less than 1:9 at 20 weeks. In addition, only 4 EFX patients demonstrated emergence of FGF21 cross-reactive antibodies, with only a single subject testing positive for neutralizing antibodies at a single time point who subsequently tested negative for ADAs. There was no discernible effect on efficacy parameters among patients with ADA formation.

Phase 2a expansion cohort of EFX in biopsy-confirmed cirrhotic NASH patients (F4)

We expanded the BALANCED study to include a cohort of patients with compensated cirrhosis (F4), Child-Pugh Class A, or Cohort C. Thirty patients were randomized to receive either EFX (n=20) or placebo (n=10) for 16 weeks. The primary endpoint for Cohort C is to assess safety & tolerability of EFX in treatment of cirrhotic NASH patients. Additional non-invasive efficacy measures are included as secondary and exploratory endpoints, including liver enzymes, markers of liver fibrosis, and measures of insulin insensitivity. The Cohort C protocol was amended to include voluntary end-of-treatment biopsies, which will enable assessment of whether histological improvements are evident after just 16 weeks of treatment. The figure below summarizes the design of the Cohort C trial.

Cohort C Trial Design

The last Cohort C patient visit was completed in February 2021 and we are currently undergoing data analysis. We expect to report results from Cohort C by April 2021, including safety & tolerability of EFX in cirrhotic patients along with analyses of paired biopsies, non-invasive measures of liver injury and other markers of liver health.

Phase 1b clinical trial of EFX in patients with T2D for 4 weeks

A Phase 1b clinical trial was conducted to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of EFX in patients with T2D. This trial was a multicenter, randomized, double-blind, placebo-controlled, ascending multiple-dose clinical trial. Sixty-nine patients enrolled into one of eight cohorts were randomized to receive EFX (n=52, with roughly six patients per group) or placebo (n=17). Doses of 7, 21, 70 and 140mg were administered subcutaneously either once every two weeks, or Q2W, or once weekly, or QW, for 4 weeks.

EFX exhibited linear, dose-proportional pharmacokinetics

Linear, dose-proportional pharmacokinetics were observed across the range of EFX doses tested. The observed median time of maximum serum concentration, or Tmax, ranged from two to 3.5 days. The observed half-life of the intact C-terminus of EFX ranged from three to four days.

As shown in the figure below, there was an approximately two-fold accumulation of EFX observed in serum following repeated QW administration, with steady state achieved by the third or fourth dose. No meaningful accumulation was observed following administration of two Q2W doses. QW dosing was also associated with a four-fold smaller peak-to-trough ratio than observed with Q2W dosing, suggesting that serum concentrations of EFX are maintained more effectively with QW than Q2W dosing.

Pharmacokinetics of EFX administered weekly and every other week

Dose-related effects on pharmacodynamic measures were observed for both the QW and Q2W cohorts, with maximal or near-maximal effects achieved with the 70mg QW dose of EFX. Significant decreases in triglycerides and increases in HDL-C were observed for all QW dose groups, with additional significant decreases in non-HDL-C observed at doses greater than or equal to 70mg QW. Significant increases in triglycerides and increases in HDL-C were also observed at Q2W doses greater than or equal to 70 and 21mg Q2W, respectively, illustrating the biological impact of EFX’s half-life extension of three to four days even with an inter-dose interval equivalent to four half-lives.

Multiple markers of insulin sensitivity, including C-peptide, HOMA-IR and adiponectin, were also observed to be improved after just 4 weeks of dosing. There was also a trend toward slight weight loss at the 70 and 140mg QW doses, which we do not believe contributed to the substantial improvement of lipoproteins and markers of insulin sensitivity. The positive effects on insulin sensitivity and body weight were only observed among the QW cohorts and not seen when dosed once every two weeks.

A comparison of the magnitude of pharmacodynamic changes between the 70mg QW and 140mg Q2W cohorts informed our decision to pursue only weekly dosing in additional clinical trials. Each of the 70mg QW and 140mg Q2W doses yielded approximately equivalent total drug exposure (7-day exposure of 31,900 day*ng/mL for 70mg QW vs. 14-day exposure of 55,600 day*ng/mL for 140mg Q2W). However, the magnitude and level of significance for effects at 70mg QW were much higher than at 140mg Q2W. On most measures, the effects observed at 70mg QW were at least two-fold higher than the corresponding changes at 140mg Q2W. We believe the higher sustained exposure observed with QW administration, with its four-fold smaller peak-to-trough ratio, is necessary to achieve desirable insulin-sensitizing effects, which we believe are critical to treating patients with biopsy-confirmed NASH.

EFX safety and tolerability

All Q2W doses and doses of 70mg QW or less were reported to be well-tolerated. There were no patient deaths and no serious adverse events. The most common adverse events were gastrointestinal disorders, such as mild diarrhea and nausea, consistent with the experience following treatment with other FGF21 investigational drug products in T2D and NASH patients.

Seven of 52 subjects were observed to be positive for anti-EFX antibodies post-baseline. Antibodies from the 7 subjects were non-neutralizing and did not appear to affect the pharmacokinetics or safety profile of EFX. Three of seven patients in the Phase 1b clinical trial who developed anti-EFX antibodies returned for follow-up approximately two months after receiving the final dose of EFX. In all three of these patients, anti-EFX antibodies could no longer be detected.

Exclusive license agreement with Amgen Inc.

In June 2018, we entered into an exclusive license agreement with Amgen Inc., or Amgen, pursuant to which we have been granted an exclusive, royalty-bearing license to certain intellectual property rights owned or controlled by Amgen, to commercially develop, manufacture, use, distribute and sell therapeutic products, or Products. In particular, we have been granted licenses under patents filed in both the United States and foreign jurisdictions that are owned or controlled by Amgen, including an exclusive license under certain patents claiming polypeptides comprised of an FGF21 portion with certain point mutations, a linker, and an Fc domain. Our exclusively licensed patents include, but are not limited to, the composition of EFX and methods of using the same. In connection with the license, Amgen also licensed and transferred to us certain know-how related to the manufacture of EFX as well as certain quantities of EFX drug substance manufactured to Good Manufacturing Practices, or GMP, for clinical use, master cell bank, not-for-human use EFX drug product suitable for nonclinical studies and critical reagents.

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

As initial consideration for the license, we paid Amgen an upfront payment of $5.0 million and also issued 2,653,333 shares of our Series A preferred stock to Amgen at the time of the initial closing in June 2018 with a subsequent 3,205,128 shares of our Series A preferred stock issued at the time of the second closing in November 2018, representing 10% of total shares outstanding at such times. In August 2019 we made an additional payment of $2.5 million in connection with dosing the first patient in our Phase 2a clinical trial, which was the first development milestone under the license agreement. As additional consideration for the license, we are required to pay Amgen $7.5 million in connection with dosing the first patient in a Phase 3 clinical trial, up to $30.0 million in connection with marketing approvals, and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement. No commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. The royalty rate with respect to the net sales is subject to customary reductions, including in the event that the exploitation of a Product is not covered by a valid claim with the licensed patent rights. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, (ii) the loss of regulatory exclusivity in such country, and (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

Intellectual property

Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims. As of February 26, 2021, we have licensed from Amgen Inc. approximately 173 patents and pending patent applications in the U.S. and foreign jurisdictions, including 148 granted U.S. and foreign patents and 25 pending U.S. and foreign patent applications. There are currently no pending U.S. provisional patent applications.

As of February 26, 2021, our patent portfolio relating to EFX includes twelve issued U.S. patents, one pending U.S. patent application, and issued and pending foreign counterpart patents in Europe, Asia, Canada, Australia, and Mexico. Seven issued U.S. patents include claims directed to the EFX product, the FGF21 polypeptide component of the EFX product, nucleic acids encoding the product and related polypeptides, polypeptide multimers, related compositions, and methods of using EFX to, e.g., treat diabetes, lower blood glucose in patients suffering from a metabolic disorder, improve glucose tolerance, lower body weight, or reduce triglyceride levels in patients. These issued U.S. patents are expected to expire in 2029. The pending U.S. patent application and related foreign counterparts are directed to a method of treating a patient with non-alcoholic steatohepatitis (NASH); if issued, the resulting U.S. patent is expected to expire in 2029. The portfolio further includes five issued U.S. patents that are directed to related polypeptides and methods of use.

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

Manufacturing and supply

We manage several external commercial manufacturing organizations, or CMOs, to develop and manufacture EFX.

EFX drug substance, or DS, is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and several chromatographic separation steps to yield product with target quality attributes. We have an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim, to manufacture DS for clinical development and plan to enter into a future agreement for commercial supply at the appropriate time. Whereas our recently concluded Phase 2a BALANCED study was supplied by DS acquired by Amgen, our ongoing Phase 2b HARMONY study is being supplied by DS manufactured by Boehringer Ingelheim. Yield of the Boehringer Ingelheim DS manufactured to Good Manufacturing Practice (GMP) was shown to be comparable to the Amgen DS. Analysis of the Boehringer Ingelheim GMP DS confirmed it met the same release specification as previously used for Amgen GMP DS.

We have an agreement with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan to enter into a future agreement for commercial supply at the appropriate time. The GMP DP being used for our ongoing HARMONY study is similar as was used for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects. Analysis of the Vetter GMP DP confirmed that it met the same release specification as previously used for the DP manufactured from Amgen GMP DS.

We plan to use a newly developed freeze-dried, lyophilized DP for Phase 3 clinical trials and commercial launch, if EFX is approved. This new DP formulation is currently in the process of scale-up at Vetter. The development of a medical device is envisaged for convenient subcutaneous administration of the new formulation.

Sales and marketing

Successful marketing of a new drug for the treatment of NASH will require a targeted commercial infrastructure. We expect to begin making plans for commercialization following in parallel with our ongoing HARMONY study. We have contracted with a third-party manufacturer, Boehringer Ingelheim, to support clinical development and the potential commercialization of EFX with commercial-scale manufacturing. We intend to develop the commercial infrastructure required for bringing EFX to patients in the United States, if approved, in parallel with an anticipated Phase 3 clinical trial. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

U.S. biological product development

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies performed in accordance with the FDA's Good Laboratory Practice (GLP) regulation;
●	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval of a clinical trial protocol and related documentation by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to FDA's regulations commonly referred to as Good Clinical Practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety, purity and potency of the proposed biologic product candidate for its intended use;
●	preparation of and submission to the FDA of a Biologics License Application, or BLA, for marketing authorization that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with current Good Manufacturing Practices, or cGMPs, and to assure that the facilities, methods and controls are adequate to preserve the biological product's identity, strength, quality and purity;
●	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA in accordance with any applicable expedited programs or designations;
●	payment of user fees for FDA review of the BLA (unless a fee waiver applies); and
●	FDA review and approval, or licensure, of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, arranging for or recommending the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not meet the criteria for protection under a statutory exception or regulatory safe harbor.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, as well as the California Consumer Privacy Act of 2018 (the “CCPA”), impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances. For example, in California the CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Many of the state laws differ from each other in significant ways and are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the Affordable Care Act provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs that began in 2011;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70%, the current discount owed as of January 1, 2019 pursuant to the Bipartisan Budget Act of 2018, or BBA) point-of-sale discounts, off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers' outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the 340B Drug Discount Program;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	expansion of healthcare fraud and abuse laws, including the FCA and the federal Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

●	requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
●	establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
●	a licensure framework for follow on biologic products.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially under the Biden administration.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former administration also previously released a "Blueprint", or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. While a number of these and other proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country's national competent authority, or NCA, and an independent ethics committee, or EC, much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country's requirements, the corresponding clinical trial may proceed. Under the current regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

The EU clinical trials legislation currently is undergoing a transition process mainly aimed at harmonizing and streamlining clinical-trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System (CTIS), the centralized EU portal and database for clinical trials foreseen by the Regulation, through an independent audit, currently expected to occur in December 2021. The new Regulation will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU, for instance by providing for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Regulation in Europe

In the European Economic Area, or EEA (comprising the EU Member States plus Norway, Iceland and Liechtenstein), medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. To obtain regulatory approval of a medicinal product in the EEA, we must submit a marketing authorization application. The application used to submit the BLA in the United States is similar to that required in the EEA, with certain exceptions. There are two main types of marketing authorization, or MA, in the EEA:

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of a MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

●	National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Irish Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

The EEA also provides opportunities for exclusivity. For example, in the EEA, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's data to assess a generic or biosimilar application. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's pre-clinical or clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization, for a period of eight years from the date on which the reference product was first authorized in the EEA. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric development in Europe

In the EEA, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless a waiver applies, (e.g., because the relevant disease or condition occurs only in adults). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which where is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EEA or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

All new marketing authorization applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the marketing authorization. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

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

Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and the UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK, which ended on December 31, 2020. Since the regulatory framework in the UK covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA, the UK medicines and medical devices regulator, has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

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

European Union drug marketing

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of European Union Member States and the Bribery Act of 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the European Union.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020 and continued until December 31, 2020, during which most laws of the EU continued to apply to the United Kingdom, including the European Union’s pharmaceutical laws. The United Kingdom and the EU have signed an EU-UK Trade and Cooperation Agreement, which became provisionally applicable on January 1, 2021 and will become formally applicable once ratified by both the United Kingdom and the EU. This agreement provides details on how some aspects of the United Kingdom’s and EU’s relationship will operate going forwards however there are still many uncertainties. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations in Europe, including those related to the pricing of prescription pharmaceuticals, as the United Kingdom determines which EU laws to replicate or replace.

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

Employees

As of March 10, 2021, we employed 21 full-time employees, including 13 in research and development and eight in general and administrative and one part-time employee. Nine of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Corporate Information

We were incorporated under the laws of the state of Delaware on in January 2017 as Pippin Pharmaceuticals, Inc. On May 16, 2018, we changed our name to Akero Therapeutics, Inc. Our mailing address and executive offices are located at 601 Gateway Boulevard, Suite 350, South San Francisco, California 94080 and our telephone number at that address is (650) 487-6488. We maintain an Internet website at the following address: www.akerotx.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K or in any other filings we make with the Securities and Exchange Commission, or SEC.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the Phase 2b HARMONY study and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the HARMONY study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the HARMONY study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our investigational new drug, or IND;
●	delays in filing or receiving allowance of additional IND applications that may be required;
●	lack of adequate funding to continue our clinical trials and nonclinical studies;
●	negative results from our ongoing nonclinical studies;

●	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;
●	severe or unexpected drug-related side effects experienced by subjects in a clinical trial;
●	we may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;
●	delays in validating, or inability to validate, any endpoints utilized in a clinical trial;
●	the FDA or comparable foreign regulatory authorities may disagree with our clinical study design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdraw due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest; and
●	the impact of COVID-19 on the initiation or completion of preclinical studies or clinical trials or the reporting of results of our clinical trial and the supply of our product candidate.

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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as developing the lyophilized formulation that we plan to employ, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make EFX drug substance (active pharmaceutical ingredient, or API) to supply the HARMONY study and future clinical trials and for commercial sale, if approved. We have successfully manufactured API under GMP conditions, which has been released for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or finished drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether. Two vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

We have developed a new freeze-dried, or lyophilized, drug product formulation for use in Phase 3 clinical trials and commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH. Scale-up of manufacturing for this new drug product formulation began during the third quarter of 2020 and is expected to be completed in 2022, with release of finished drug product for use in Phase 3 clinical trials anticipated in the first half of 2023. We also plan to begin development of a delivery device for ease of use and convenient administration. There is no assurance that we will be successful in completing development of our new drug product formulation with a preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and device, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

Since March 2020, foreign and domestic inspections by FDA have largely been on hold with FDA announcing plans in July 2020 to resume prioritized domestic inspections. Should FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen in patients with type 2 diabetes mellitus, or T2D. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our recently completed BALANCED study and our recently initiated HARMONY study, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

In addition, certain of our hypotheses regarding the potential clinical and therapeutic benefit of EFX compared to other candidates in development for NASH are based on cross-trial comparisons of results that were not derived from head-to-head preclinical studies or clinical trials. These observations, which do not reflect robust comparative analyses, may suggest misleading similarities or differences due to differences in study protocols, conditions and patient populations, and may not be reliable predictors of the relative efficacy or other benefits of EFX compared to other product candidates that are in development for the treatment of NASH.

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

We acquired worldwide, exclusive rights to EFX pursuant to our license agreement with Amgen, which we refer to as the Amgen Agreement. Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $5.0 million to Amgen and also issued 2,653,333 shares of our Series A convertible preferred stock to Amgen at the time of the initial closing of our Series A Preferred Stock financing in June 2018, with a subsequent 3,205,128 shares of our Series A convertible preferred stock issued at the time of the second closing of the Series A Preferred Stock financing in November 2018. On July 2, 2019, we announced the dosing of the first patient in the BALANCED study of EFX, which resulted in a $2.5 million milestone obligation under the Amgen Agreement. As additional consideration for the license, we are required to pay Amgen $7.5 million in connection with dosing the first patient in a Phase 3 clinical trial, up to $30.0 million in connection with marketing approvals and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

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

As of December 31, 2020, we had 19 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the recently completed BALANCED study and the recently initiated HARMONY study, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act or ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court, and the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially under the Biden Administration.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2030. Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Recently, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the former administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

Although a number of these, and other proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Additionally, in September 2020, the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, and if approved, market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things knowingly presenting, or causing to be presented, to the federal government or a government contractor, grantee, or other recipient of federal funds, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their implementing regulations, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2020 and 2019, we reported net losses of $79.2 million and $43.8 million, respectively. As of December 31, 2020, we had an accumulated deficit of $209.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

We are a clinical-stage biotechnology company with a limited operating history. Our operations to date have been limited to organizing and staffing our company, acquiring, developing and securing our technology and product candidate, EFX, and conducting nonclinical studies and clinical trials of EFX. We have not yet demonstrated our ability to complete late-stage clinical trials, obtain regulatory approval, formulate and manufacture a commercial-scale product, or conduct sales and marketing activities necessary for successful product commercialization. Investment in biotechnology product development is highly speculative because it entails substantial upfront expenditures in clinical research organizations and contract manufacturing organizations and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. Consequently, any predictions you may make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2020, we had $268.4 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and specifically Section 404 of the Sarbanes-Oxley Act, which requires that we establish and maintain effective internal controls over financial reporting. In order to maintain compliance with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of our internal control over financial reporting, which includes the disclosure of any material weaknesses and associated remediation activities. When we are no longer an emerging growth company, we will incur additional costs to meet the requirement to provide an attestation report on our internal control over financial reporting from our independent registered public accounting firm. We will need to continue to dedicate significant internal resources and outside consultants in order to complete management’s annual assessment and to prepare for when we are no longer an emerging growth company. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting are effective.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. Similarly, the State of California declared a state of emergency related to the spread of COVID-19. We have instituted work-from-home policies for all of our employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.

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

Moreover, COVID-19 may also severely affect employees of third-party CROs located in affected geographies that we rely upon to carry out such enrollments and trials. Such events could cause costly delays to our clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If the FDA becomes unable to continue its current level of performance, we could experience delays and setbacks for our product candidates and for any approvals we may seek which could adversely affect our business.

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

General Risk Factors

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

As of December 31, 2020, we had U.S. federal and state net operating loss, or NOL, carryforwards of $127.4 million and $47.2 million, respectively and federal and state research and development tax credit carryforwards of $2.4 million and $0.4 million, respectively. If not utilized, such NOL carryforwards (other than any federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2032, respectively. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, utilization of NOL carryforwards generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year determined without regard to such NOL carryforwards. In addition, under Section 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50%, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. As a result, our use of federal NOL carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease office space where our corporate headquarters are located, which consists of 6,647 square feet located at 601 Gateway Boulevard, South San Francisco, California. We believe our current office space is sufficient to meet our office needs until the expiration of the lease in July 2027.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to that time, there was no public market for our common stock.

Stockholders

As of March 10, 2021, there were five stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved.

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

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, formerly known as AKR-001, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in NASH patients with F1-F3 fibrosis showed EFX’s potential to reduce liver fat, improve liver health, reverse fibrosis, improve glycemic control and reduce risks of cardiovascular disease. In February 2021 we began screening for a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis. Preliminary results of the HARMONY study, expected in the second half of 2022, will inform dose selection for a registrational Phase 3 clinical trial. An expansion cohort of the BALANCED study in cirrhotic NASH patients, Cohort C, is currently undergoing data analysis and we expect to report top-line results in the first half of 2021, which will include the results of paired biopsies from a subset of patients (18/30) who consented to post-treatment biopsies after a protocol amendment. Results from Cohort C will inform next steps in our development plans for EFX in cirrhotic NASH patients. Based on clinical data to date, we believe EFX has the potential to be a foundational NASH monotherapy.

EFX has been administered to a total of 162 patients with either NASH (n=79) or T2D (n=83) in three randomized, double-blind, placebo-controlled clinical trials for up to 16 weeks. In all three trials, patients treated with EFX achieved highly significant improvements in lipoprotein profile, including reduction in triglycerides of up to 45 percent, a key attribute given that cardiovascular disease remains the number one cause of mortality in NASH patients. In the BALANCED study EFX patients experienced improvements in glycemic control, including reductions in HbA1c of up to 0.9% among diabetic NASH patients. EFX patients also achieved highly significant relative reductions in liver fat of 63 to 71 percent across dose groups, compared to 0 percent for placebo. Significant reductions in ALT (up to 51%), were also observed. Most importantly, EFX patients experienced substantial improvements in liver histology based on analysis of paired biopsies. Of the 40 EFX patients who had end-of-treatment biopsies, we observed that 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Among patients who had F2/F3 fibrosis at baseline, 68% had at least a 1-stage improvement in fibrosis, while 50% had a 2-stage fibrosis improvement.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock and the initial public offering of our common stock in June 2019 and an underwritten public offering of our common stock in July 2020.

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $79.2 million and $43.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $209.5 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of December 31, 2020, we had cash, cash equivalents and short-term marketable securities of $268.4 million.

Impact of the COVID-19 Pandemic

As of March 2021, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the year ended December 31, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. In addition, enrollment in our recently initiated Phase 2b HARMONY trial has not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, was completed in April 2020 without any impact from COVID-19. Manufacture of GMP drug product for our Phase 2b clinical trial was completed in September 2020, also without any impact from COVID-19.

Notwithstanding the foregoing, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of EFX, as well as unrelated discovery program expenses. We expense research and development costs as incurred. These expenses include:

●	employee-related expenses, including salaries, related benefits and stock-based compensation expense for employees engaged in research and development functions;
●	expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials; CMOs that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs, as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
●	the cost of acquiring and manufacturing nonclinical and clinical trial materials, including manufacturing registration and validation batches;
●	costs related to compliance with quality and regulatory requirements; and
●	payments made under third-party licensing agreements.

Advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

Product candidates in later stages of clinical development, such as EFX, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. We expect our research and development expenses to vary from period to period, driven primarily by spending required to conduct clinical trials and manufacturing expenses for EFX. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of EFX and any future product candidates.

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

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $127.4 million and $47.2 million, respectively, which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $125.0 million, which may be carried forward indefinitely. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $2.4 million and $0.4 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2032. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$64,916	$37,046	$27,870	75%
General and administrative	15,238	8,605	6,633	77%
Total operating expenses	80,154	45,651	34,503	76%
Loss from operations	(80,154)	(45,651)	(34,503)	76%
Other income	947	1,896	(949)	(50)%
Net loss	$(79,207)	$(43,755)	$(35,452)	81%

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$59,884	$33,978	$25,906	76%
Personnel and related costs	5,032	3,068	1,964	64%
Total research and development expenses	$64,916	$37,046	$27,870	75%

Research and development expenses were $64.9 million and $37.0 million for the years ended December 31, 2020 and 2019, respectively, an increase of $27.9 million. Direct costs for our EFX program increased $25.9 million, attributed primarily to a $30.1 million increase in third-party contract manufacturing expenses for EFX partially offset by a decrease of $1.6 million for pre-clinical toxicology studies and a decrease of $2.5 million for a clinical milestone paid to Amgen in July 2019 that was not repeated in the 2020 period. Personnel and related costs increased $2.0 million, due to a $1.1 million increase in stock-based compensation and a $0.9 million increase in wages. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $15.2 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively, an increase of $6.6 million. Personnel and related costs increased $3.5 million, due primarily to a $3.1 million increase in stock-based compensation. Legal, accounting and other professional service fees increased $1.9 million and insurance expenses increased by $1.2 million, which are related to our growth after becoming a public company in 2019.

Other income

Other income for the year ended December 31, 2020 is comprised primarily of $0.9 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $1.9 million for the year ended December 31, 2019. This decrease is related to lower market interest rates available on our investment funds.

Liquidity and capital resources

From our inception through December 31, 2020, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through December 31, 2020, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of December 31, 2020, we had cash, cash equivalents and short-term marketable securities of $268.4 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(70,804)	$(35,627)
Net cash used in investing activities	(9,761)	(71,513)
Net cash provided by financing activities	203,107	95,988
Net increase (decrease) in cash, cash equivalents and restricted cash	$122,542	$(11,152)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2020 was $70.8 million, consisting of a net loss of $79.2 million, which was partially offset by non-cash charges of $6.0 million for stock-based compensation expense and net cash provided by the net changes in our operating assets and liabilities of $2.1 million. The net change in operating assets and liabilities was primarily due to a $2.5 million in increase in accounts payable.

Cash used in operating activities for the year ended December 31, 2019 was $35.6 million, consisting of a net loss of $43.8 million, which was partially offset by non-cash charges of $1.8 million for stock-based compensation expense and net cash provided by changes in our operating assets and liabilities of $6.5 million. The change in operating assets and liabilities was primarily due to a reduction in accrued expenses and other current liabilities of $7.4 million, of which $6.1 million was due to the timing of payments to our CROs and CMOs, and $1.3 million that was related to employee compensation. These amounts were partially offset by a $0.5 million increase in prepaid expenses and other current assets and a $0.4 million decrease in accounts payable, both related to the timing of prepayments and payments to our CROs, CMOs and insurance vendors.

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2020 was $9.8 million, consisting of $105.4 million from the sales and maturities of short-term marketable securities offset by $115.0 million in purchases of short-term marketable securities.

Cash used in investing activities for the year ended December 31, 2019 was $71.5 million, consisting of purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2020 was $203.1 million, consisting of $202.6 million of follow-on public offering proceeds, net of underwriting discounts, commissions and offering costs, and $0.5 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

Cash provided by financing activities for the year ended December 31, 2019 was $96.0 million, consisting of $98.4 million of IPO proceeds, net of underwriting discounts and commissions, partially offset by $2.9 million of related offering costs and $0.5 million in proceeds from the exercise of stock options and the issuance of employee stock purchase shares.

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

The following table represents our non-cancelable contractual obligations aggregated by type (in thousands):

	Payments due by period as of December 31, 2020
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years

	(in thousands)
Operating lease obligations[1]	$2,167	$303	$633	$672	$559
Purchase obligations[2]	5,513	5,513	—	—	—
Total non-cancelable contractual obligations	$7,680	$5,816	$633	$672	$559

1 See Note 12. Commitments and contingencies of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

2 Purchase obligations represent management’s estimate of the future liability that would occur if agreements with CROs and CMOs were prematurely cancelled. We do not intend to prematurely cancel any agreements that we are currently party to.

Under the Amgen Agreement, we are obligated to pay Amgen $7.5 million in connection with dosing the first patient in a Phase 3 clinical trial, up to $30.0 million in connection with marketing approvals, and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. The amount and timing of any contingent payment obligations to Amgen are not currently known. The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in July 2019.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

Accrued research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with nonclinical development activities;
•	CROs and investigative sites in connection with nonclinical studies and clinical trials; and
•	CMOs in connection with the production of nonclinical and clinical trial materials.

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

Stock-based compensation expense was $6.0 million and $1.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had $23.2 million of unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.5 years.

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

Utilization of our NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation due to ownership changes that may have occurred or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. These ownership change limitations may limit the amount of NOL carryforwards and other tax attributes that can be utilized annually to offset future taxable income or tax liabilities. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points (by value) of the outstanding stock of a company by certain stockholders. As of December 31, 2020, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018 and July 8, 2020. As a result of the ownership changes, approximately $2.1 million and $3.6 million of the NOLs will expire unutilized for federal and state purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

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

Years Ended December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2021

We have served as the Company's auditor since 2018.

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$187,242	$64,788
Short-term marketable securities	81,145	71,612
Prepaid expenses and other current assets	2,958	1,649
Total current assets	271,345	138,049
Property and equipment, net	131	—
Right of use asset	1,662	—
Other assets, noncurrent	201	69
Total assets	$273,339	$138,118
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,428	$947
Accrued expenses and other current liabilities	9,683	8,422
Total current liabilities	13,111	9,369
Operating lease liability, noncurrent	1,516	—
Other liabilities, noncurrent	—	23
Total liabilities	14,627	9,392
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 34,741,649 and 28,567,837 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	4	3
Additional paid-in capital	468,238	259,049
Accumulated other comprehensive loss	(3)	(6)
Accumulated deficit	(209,527)	(130,320)
Total stockholders’ equity	258,712	128,726
Total liabilities and stockholders’ equity	$273,339	$138,118

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2020	2019
Operating expenses:
Research and development	$64,916	$37,046
General and administrative	15,238	8,605
Total operating expenses	80,154	45,651
Loss from operations	(80,154)	(45,651)
Other income	947	1,896
Net loss	(79,207)	(43,755)
Net unrealized gain (loss) on short-term marketable securities	3	(6)
Comprehensive loss	$(79,204)	$(43,761)
Net loss per common share, basic and diluted	$(2.52)	$(2.90)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	31,463,248	15,070,728

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated
	Redeemable Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	$36,646	$—	$(86,565)	$(49,919)
Conversion of convertible preferred stock into common stock upon closing of public offering	(64,730,410)	(124,728)	21,056,136	2	124,726	—	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	95,452	—	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	491,207	—	—	—	—	—
Exercise of stock options	—	—	164,503	—	130	—	—	130
Vesting of restricted stock	—	—	—	—	240	—	—	240
Issuance of common stock pursuant to ESPP purchases	—	—	4,505	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	1,770	—	—	1,770
Net unrealized loss on short-term marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(43,755)	(43,755)
Balances at December 31, 2019	—	—	28,567,837	3	259,049	(6)	(130,320)	128,726
Issuance of common stock upon closing of follow-on public offering, net of issuance costs and underwriting fees of $906	—	—	6,012,390	1	202,553	—	—	202,554
Exercise of stock options	—	—	150,343	—	303	—	—	303
Vesting of restricted stock	—	—	—	—	61	—	—	61
Issuance of common stock pursuant to ESPP purchases	—	—	11,079	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	6,022	—	—	6,022
Disgorgement of stockholders' short-swing profits, net	—	—	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(79,207)	(79,207)
Balances at December 31, 2020	—	$—	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,207)	$(43,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,022	1,770
Depreciation	17	—
Non-cash lease expense	196	—
Net amortization of premiums and discounts on short-term investments	83	(104)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,378)	(507)
Accounts payable	2,481	(426)
Accrued expenses and other current liabilities	1,122	7,395
Other liabilities	(2)	—
Operating lease liability	(138)	—
Net cash used in operating activities	(70,804)	(35,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(115,037)	(71,513)
Proceeds from sales of short-term marketable securities	9,864	—
Proceeds from maturities of short-term marketable securities	95,560	—
Purchase of property and equipment	(148)	—
Net cash used in investing activities	(9,761)	(71,513)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in follow-on public offering, net of issuance costs and underwriting fees	202,554	—
Proceeds from the issuance of common stock in initial public offering, net of issuance costs and underwriting fees	—	95,452
Proceeds from the exercise of stock options	303	130
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	198	85
Proceeds from the disgorgement of stockholders' short-swing profits, net	52	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	—	321
Net cash provided by financing activities	203,107	95,988
Net increase in cash, cash equivalents and restricted cash	122,542	(11,152)
Cash, cash equivalents and restricted cash at the beginning of the year	64,848	76,000
Cash, cash equivalents and restricted cash at the end of the year	$187,390	$64,848

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right of use asset obtained in exchange for operating lease liability	$1,751	$—
Net unrealizable gain (loss) on marketable securities	$3	$(6)
Remeasurement of right of use asset and operating lease liability	$173	$—
Conversion of convertible preferred stock into common stock	$—	$124,728

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate, EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in NASH patients with F1-F3 fibrosis showed EFX’s potential to reduce liver fat, improve liver health, reverse fibrosis, improve glycemic control and reduce risks of cardiovascular disease. In February 2021 the Company began screening for a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis. Based on clinical data to date, the Company believes EFX has the potential to be a foundational NASH monotherapy.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its IPO in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including a net loss of $79,207 and $43,755 for the years ended December 31, 2020 and 2019, respectively. In addition, as of December 31, 2020, the Company had an accumulated deficit of $209,527. The Company expects to continue to generate operating losses for the foreseeable future. As of March 16, 2021, the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $268,387 as of December 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

Restricted cash

As of December 31, 2020 the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the 2020 consolidated balance sheet (see Note 12). As of December 31, 2019 the Company was required to maintain a separate cash balance of $20 for the benefit of the landlord in connection with the Company’s Harbor office space lease in South San Francisco, California (the “Harbor Lease”), which is classified within other assets (non-current) on the 2019 consolidated balance sheet (see Note 12).

As of December 31, 2020 and 2019, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which are classified within other assets (non-current) on the consolidated balance sheets.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2020 and 2019, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is three years for furniture

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. Depreciation and amortization begin at the time the asset is placed in service.

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

ASC 842 allows for the use of judgment in determining whether the assumed lease term is for a major part of the remaining economic life of the underlying asset and whether the present value of lease payments represents substantially all of the fair value of the underlying asset. The Company applies the bright line thresholds referenced in ASC 842 to assist in evaluating leases for appropriate classification. The aforementioned bright lines are applied consistently to the Company’s leases.

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

Leases (Topic 840) Prior to the Adoption of Topic 842

The Company entered into lease agreements for office facilities which were classified as operating leases. Rent expense was recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, the Company recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which was included within accrued expenses and other current liabilities (short-term portion) and other liabilities (long-term portion) on the condensed consolidated balance sheet.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Deferred offering costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process common equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of additional paid-in capital generated as a result of such offering. Should an in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations and comprehensive loss. As of December 31, 2020, the Company recorded deferred offering costs of $46, which are classified within other assets, noncurrent, on the 2020 consolidated balance sheet. As of December 31, 2019, the Company did not have any deferred offering costs.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is developing and commercializing transformative treatments for serious metabolic diseases, with an initial focus on NASH.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, third-party license fees and external costs including fees paid to consultants, contract manufacturing organizations, or CMOs, and clinical research organizations, or CROs, in connection with drug product manufacturing, nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company went public in June 2019 and accordingly, lacks sufficient company-specific historical and implied volatility information for its shares traded in the public markets. Therefore, it estimates its expected share price volatility based on the historical volatility of publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future. The fair value of each common stock award is estimated on the date of grant based on the fair value of the Company's common stock on that same date.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains and losses on its short-term marketable securities.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the Company’s net loss.

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

The impact of the Company’s adoption of Topic 842 as of January 1, 2020 was as follows:

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

In August 2018, the FASB issued No. ASU 2018 13, Fair Value Measurement (Topic 820)—Disclosure Framework (“ASU 2018 13”), which improves the disclosure requirements for fair value measurements. The Company adopted ASU 2018 13 on January 1, 2020, which did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued No. ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In November 2019, the FASB issued No. ASU 2019-10 to modify the effective date for ASU 2016-13 for other public business entities includes smaller reporting companies, as defined by the SEC. This guidance will become effective for us beginning in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3.            Fair value of financial assets and liabilities

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are inputs that market participants would use in pricing a financial asset or liability based on market data obtained from sources independent of the Company. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$158,023	$158,023	$—	$—
Commercial paper	47,955	—	47,955	—
Corporate debt securities	33,190	—	33,190	—
	$239,168	$158,023	$81,145	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Money market funds	$49,948	$49,948	$—	$—
Commercial paper	49,114	—	49,114	—
U.S. treasury securities	6,048	6,048	—	—
Corporate debt securities	20,143	—	20,143	—
	$125,253	$55,996	$69,257	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the years ended December 31, 2020 and December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.           Short-term marketable securities

The following is a summary of short-term marketable securities presented on the Company’s consolidated balance sheet as of December 31, 2020 and 2019:

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$158,023	$—	$—	$158,023
Commercial paper	47,955	—	—	47,955
Corporate debt securities	33,193	—	(3)	33,190
	$239,171	$—	$(3)	$239,168

Cash equivalents				$158,023
Short-term marketable securities				81,145
				$239,168

	December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$49,948	$—	$—	$49,948
Commercial paper	49,114	—	—	49,114
U.S. treasury securities	6,048	—	—	6,048
Corporate debt securities	20,149	—	(6)	20,143
	$125,259	$—	$(6)	$125,253

Cash equivalents				$53,641
Short-term marketable securities				71,612
				$125,253

As of December 31, 2020 and 2019, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2020	2019
Accrued external research and development expenses	$8,740	$6,361
Accrued employee compensation and benefits	495	1,606
Accrued legal and professional fees	154	370
Short-term lease liability and other	294	85
	$9,683	$8,422

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Redeemable convertible preferred stock

Upon completion of the Company’s IPO on June 24, 2019, 50,858,462 of the Company’s Series A redeemable convertible preferred stock and 13,871,948 shares of the Company’s Series B redeemable convertible preferred were converted into 21,056,136 shares of common stock and the related carrying value of $124,728 was reclassified to common stock in the amount of $2 and additional paid-in capital in the amount of $124,726. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of December 31, 2020 or 2019.

7.           Stockholders’ equity (deficit)

Common stock

As of December 31, 2020 and 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, which may be declared by the board of directors. Through December 31, 2020, no cash dividends had been declared or paid.

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

As of December 31, 2020 and December 31, 2019, there were 34,741,649 and 28,567,837 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	Year Ended December 31,
	2020	2019
Options outstanding under the 2018 Stock Option and Grant Plan	2,148,019	2,296,029
Options outstanding under the 2019 Stock Option and Incentive Plan	1,585,293	800,526
Options available for future grant	2,127,544	1,771,931
2019 Employee Stock Purchase Plan	543,963	269,364
	6,404,819	5,137,850

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2020 or 2019.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of December 31, 2020, all restricted stock issued to the founders is fully vested.

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

The following table summarizes restricted stock activity since December 31, 2018:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2018	80,190	$—
Early exercise of unvested stock options	491,207	0.65
Shares vesting	(416,248)	0.65
Unvested restricted common stock as of December 31, 2019	155,149	0.52
Shares vesting	(121,535)	0.50
Unvested restricted common stock as of December 31, 2020	33,614	$0.62

As of December 31, 2020, there were 33,614 shares of unvested restricted common stock from the early exercise of stock options which were subject to repurchase by the Company.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan is 2,572,457, which includes the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,142,713 shares on January 1, 2020 and 1,389,665 shares on January 1, 2021.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 285,678 shares on January 1, 2020 and 347,416 shares on January 1, 2021.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019
Expected term (in years)	6.00	6.00
Expected volatility	73.38%	73.75%
Weighted average risk-free interest rate	0.65%	2.12%
Expected dividend yield	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2018:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2018	1,839,913	$0.61	9.74	$10,577
Options granted	1,912,352	$12.42
Options exercised	(655,710)	$0.69
Balance outstanding, December 31, 2019	3,096,555	$7.89	9.19	44,323
Options granted	788,320	$26.94
Options exercised	(150,343)	$2.01
Options cancelled	(1,220)	$0.62
Balance outstanding, December 31, 2020	3,733,312	$12.15	8.53	$52,498
Exercisable, December 31, 2020	1,069,363	$8.12	8.21	$18,933
Vested and expected to vest, December 31, 2020	3,733,312	$12.15	8.53	$52,498

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the year ended December 31, 2020 was $17.07.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Classified within research and development expense	$1,633	$485
Classified within general and administrative expense	4,389	1,285
Total stock-based compensation expense	$6,022	$1,770

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $23,156, which is expected to be recognized over a weighted average period of 2.5 years.

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

In exchange for these rights, the Company made an upfront payment of $5,000 and issued 2,653,333 shares of Series A Preferred Stock with a fair value of $1,353 to Amgen. Amgen was also entitled to maintain a 10% ownership interest of the outstanding shares of the Company’s common stock, on a fully diluted and converted basis, through the second closing of the Company’s Series A Preferred Stock financing. In November 2018, in connection with the second closing of the Company’s Series A Preferred Stock financing, the Company issued 3,205,128 shares of Series A Preferred Stock to Amgen for a total value of $7,404, satisfying its anti-dilution obligation under the Amgen Agreement.

Under the Amgen Agreement, the Company made a milestone payment in August 2019 of $2,500 in connection with dosing the first patient in the BALANCED study and is obligated to pay Amgen $7,500 in connection with dosing the first patient in a Phase 3 clinical trial, up to $30,000 in connection with marketing approvals, and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

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

During the year ended December 31, 2020, the Company did not record any research and development expense in connection with the Amgen Agreement. During the year ended December 31, 2019, the Company recorded research and development expense of $2,500 related to the achievement of a clinical milestone, as specified in the agreement.

10.           Income taxes

During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2020	2019
Current income tax provision:
Federal	$—	$—
State	—	24
Total current income tax provision	—	24
Deferred income tax benefit:
Federal	(17,580)	(9,400)
State	(3,135)	688
Total deferred income tax benefit	(20,715)	(8,712)
Change in deferred tax asset valuation allowance	20,715	8,712
Total provision for income taxes	$—	$24

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The $24 provision for income taxes for the year ended December 31, 2019 was classified within general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.0	(1.6)
Research and development tax credits	1.3	1.9
Other permanent differences	(0.1)	0.1
Change in deferred tax asset valuation allowance	(26.2)	(19.9)
Effect of Section 382 limitation	-	(1.5)
Effective income tax rate	-%	-%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carry forwards	$29,951	$11,380
Research and development tax credit carry forwards	2,096	969
License fees	3,364	3,232
Stock based compensation	1,402	196
Accruals, reserves and other	63	44
Total deferred tax assets	36,876	15,821
Deferred tax liabilities
Prepaid expenses	(649)	(309)
Total deferred tax liabilities	(649)	(309)
Net deferred tax assets	36,227	15,512
Valuation allowance	(36,227)	(15,512)
Total net deferred tax assets	$—	$—

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $127,416 and $47,200, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $124,973, which may be carried forward indefinitely. As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $2,441 and $378, respectively, which may be available to offset future tax liabilities and begin to expire in 2032. During the year ended December 31, 2020, gross deferred tax assets, before valuation allowance, increased by $20,715, due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The annual limitation is determined by multiplying the value of

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2020, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018 and July 8, 2020. As a result of the ownership changes, approximately $2,118 and $3,632 of the NOLs will expire unutilized for federal and state purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Section 382 ownership change as a result of future changes in its stock ownership.

The Company’s research and development credits are subject to IRC section 383 and are limited due to the ownership changes that the Company has experienced. As of December 31, 2020, the Company has derecognized approximately $87 and $43 of gross federal and state research and development credits, respectively. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period. In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Valuation allowance as of January 1,	$(15,512)	$(6,800)
Increases recorded to income tax provision	—	—
Decreases recorded as a benefit to income tax provision	(20,715)	(8,712)
Valuation allowance as of December 31,	$(36,227)	$(15,512)

As of December 31, 2020, the Company had gross unrecognized tax benefits of $644, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2020, the Company will file income tax returns in the U.S., California, Connecticut, Illinois, Massachusetts, Maryland, New York, and Pennsylvania, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations.  The Company is open to future tax examination under statute from 2017 to the present.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2020 and 2019 is as follows

Balance at December 31, 2018	$—
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	237
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2019	$237
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	407
Settlements	—
Lapse of statute of limitations	—
Balance at December 31, 2020	$644

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the year ended December 31, 2020.

On June 29, 2020, the Governor of California signed Assembly Bill 85 (“A.B. 85”), which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5,000 of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1,000 or more. Since the Company is not expected to generate California source taxable income of more than $1,000, no material impact is anticipated at this time.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in the CARES Act, while providing aid to businesses affected by the COVID-19 pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2020 tax provision.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11.         Net loss per share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(79,207)	$(43,755)
Denominator:
Weighted average common shares outstanding, basic and diluted	31,463,248	15,070,728
Net loss per share, basic and diluted	$(2.52)	$(2.90)

The Company excluded 31,215 shares and 49,568 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the years ended December 31, 2020 and 2019, respectively, because those shares had not vested.

The Company’s potentially dilutive securities, which include stock options and unvested restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Options to purchase common stock	3,733,312	3,096,555
Unvested restricted common stock	33,614	155,149
	3,766,926	3,251,704

12.         Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. As of March 2021, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the years ended December 31, 2020 and 2019 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2021, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

In September 2019, the Company entered into an agreement to use office space in Cambridge, Massachusetts. The agreement was for an initial six-month term, which was extended until September 2020, and provided for rolling six-month extensions. The Company determined this lease to be short term, as the Company is not obligated at any time for more than a six-month term. The Company made monthly payments of $4 under the agreement until the agreement was terminated on September 30, 2020.

In February 2020, the Company entered into a seven-year agreement to occupy 6,647 square feet of office space in South San Francisco, California. The lease commenced on July 10, 2020 when the Company took occupancy of the leased space and determined that the lease should be classified as an operating lease. Under the agreement, the Company is required to make approximately $2,300 in total minimum payments during the term. The Company is also required to pay its proportionate share of building operating and tax costs after the first year under lease which are not included in the measurement of the lease and treated as variable lease cost and expense when incurred.

As of December 31, 2020, maturities of the Company’s operating lease liabilities were as follows:

2021	$303
2022	312
2023	321
2024	331
2025	341
2026 and thereafter	559
Total future minimum lease payments	2,167
Less imputed interest	(469)
Present value of operating lease liabilities	$1,698

As of December 31, 2020, the total lease liability was $1,698, of which $1,516 was noncurrent and $182 was current and classified within “Accrued expenses and other current liabilities” on the balance sheet.

For the year ended December 31, 2020, the components of operating lease cost were as follows:

		Year Ended
		December 31, 2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$267
Variable operating lease cost	General and administrative expense	43
Short-term lease cost	Research and development expense	32
Total operating lease cost		$342

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$210
Weighted average remaining lease term		6.6

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Weighted average discount rate	7.6%

Prior to the Company’s adoption of ASC 842 on January 1, 2020, the Company recognized rent expense on a straight-line basis over the respective lease periods and recorded rent expense of $305 for the year ended December 31, 2019. As of December 31, 2019, future minimum commitments due under the Company’s leases totaled $401, of which $321 was due in 2020 and $80 was due in 2021.

Research and manufacturing commitments

The Company has entered into agreements with CROs and CMOs to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2020, the Company had non-cancelable purchase commitments under these agreements totaling $5,513.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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

13.         Related parties

Apple Tree Life Sciences, Inc.

The principal and founding member of Apple Tree Life Sciences, Inc. ("Apple Tree"), one of the Company’s significant investors, is a member of the Company’s board of directors. The Company's founders, including the current Executive Vice President and Chief Operating Officer and Chief Scientific Officer, were formerly employees of Apple Tree. During the years ended December 31, 2020 and 2019, the Company incurred fees for certain general and administrative services from Apple Tree totaling $0 and $20, respectively. As of December 31, 2020 and 2019, the Company did not owe any amounts to Apple Tree.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors (“Atlas”), one of the Company’s significant investors, is a member of the Company’s board of directors. In August 2018, the Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts with Atlas. The parties terminated the agreement in September of 2019. During the year ended December 31, 2019 the Company incurred fees under the use and occupancy agreement with Atlas totaling $22. As of December 31, 2020 and 2019, the Company did not owe any amounts to Atlas.

14.          Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company did not make any matching contributions to the plan during the years ended December 31, 2020 and 2019.

15.         Subsequent events

The Company evaluated subsequent events through March 16, 2021, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the year ended December 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management utilized the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. Based on the results of our evaluation under that framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

Item 11.   Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14.   Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of this Annual Report on Form 10-K:

1)	The consolidated financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2)	No schedules are submitted because they are not applicable, not required or because information is included in the consolidated financial statements or the notes thereto.

3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2

Amended and Restated Bylaws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

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

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

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
10.9**

Exclusive License Agreement, by and between the Registrant and Amgen Inc., dated June 7, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.10	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

10.11

Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.
**	Confidential treatment has been granted by the Securities and Exchange Commission as to certain portions.
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

AKERO THERAPEUTICS, INC.

Date: March 16, 2021	By:	/s/ ANDREW CHENG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2021
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	March 16, 2021
William White

/s/ KEVIN BITTERMAN	Director	March 16, 2021
Kevin Bitterman, Ph.D.

/s/ SETH L. HARRISON	Director	March 16, 2021
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	March 16, 2021
Jane P. Henderson

/s/ TOM HEYMAN	Director	March 16, 2021
Tom Heyman

/s/ MARK IWICKI	Director	March 16, 2021
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	March 16, 2021
Graham Walmsley, M.D., Ph.D