Form 10-Q
period 2021-03-31
Akero Therapeutics, Inc.
filed 2021-05-13
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, the registrant had 34,826,078 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with nonalcoholic steatohepatitis (“NASH”) and significant competition for recruiting such patients in clinical trials.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
●	Failures or delays in the commencement or completion of, or ambiguous or negative results from, our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.
●	Clinical development is uncertain and our clinical trials for efruxifermin (“EFX”) and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
●	We are heavily dependent on the success of EFX, our only product candidate.
●	We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.
●	If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
●	We may be required to make significant payments under our license agreement for EFX.
●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
●	Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
●	We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.
●	We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.
●	Business interruptions resulting from the ongoing coronavirus disease (“COVID-19”) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in NASH patients with F2/F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	our ability to submit information to regulatory authorities that supports initiation of our planned Phase 2b clinical trial of EFX in cirrhotic NASH patients with F4 fibrosis, known as the SYMMETRY study, during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$187,960	$187,242
Short-term marketable securities	62,024	81,145
Prepaid expenses and other current assets	5,792	2,958
Total current assets	255,776	271,345
Property and equipment, net	120	131
Right of use asset	1,612	1,662
Other assets, noncurrent	115	201
Total assets	$257,623	$273,339
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,605	$3,428
Accrued expenses and other current liabilities	5,531	9,683
Total current liabilities	10,136	13,111
Operating lease liability, noncurrent	1,467	1,516
Total liabilities	11,603	14,627
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 34,770,319 and 34,741,649 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	470,635	468,238
Accumulated other comprehensive loss	(2)	(3)
Accumulated deficit	(224,617)	(209,527)
Total stockholders’ equity	246,020	258,712
Total liabilities and stockholders’ equity	$257,623	$273,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$10,602	$8,791
General and administrative	4,526	3,588
Total operating expenses	15,128	12,379
Loss from operations	(15,128)	(12,379)
Other income	38	493
Net loss	(15,090)	(11,886)
Net unrealized gain on short-term marketable securities	1	51
Comprehensive loss	$(15,089)	$(11,835)
Net loss per common share, basic and diluted	$(0.43)	$(0.42)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,744,275	28,499,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020

Balances at December 31, 2019	28,567,837	$3	$259,049	$(6)	$(130,320)	$128,726
Exercise of stock options	103,385	—	112	—	—	112
Vesting of restricted stock	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,238	—	—	1,238
Disgorgement of stockholders' short-swing profits, net	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	51	—	51
Net loss	—	—	—	—	(11,886)	(11,886)
Balances at March 31, 2020	28,671,222	$3	$260,481	$45	$(142,206)	$118,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,090)	$(11,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,364	1,237
Depreciation	11	—
Non-cash lease expense	50	54
Net amortization of premiums and discounts on short-term investments	121	(103)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,787)	724
Accounts payable	1,177	588
Accrued expenses and other current liabilities	(4,143)	(1,877)
Operating lease liability	(49)	(54)
Net cash used in operating activities	(18,346)	(11,317)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	—	(24,781)
Proceeds from maturities of short-term marketable securities	19,000	18,500
Net cash provided by (used in) investing activities	19,000	(6,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	24	112
Proceeds from the disgorgement of stockholders' short-swing profits, net	—	52
Net cash provided by financing activities	24	164
Net increase (decrease) in cash, cash equivalents and restricted cash	678	(17,434)
Cash, cash equivalents and restricted cash at the beginning of the period	187,390	64,848
Cash, cash equivalents and restricted cash at the end of the period	$188,068	$47,414

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Net unrealizable gain (loss) on marketable securities	$1	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in NASH patients with F1-F3 fibrosis showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. An expansion cohort in F4 NASH patients with compensated cirrhosis showed comparable results. The Company initiated a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis in February 2021 and randomized the first patient in March 2021. Initiation of a second Phase 2b clinical trial in F4 NASH patients with compensated cirrhosis, the SYMMETRY study, is planned for the second half of 2021. Based on clinical data to date, the Company believes EFX has the potential to be a highly-differentiated, best-in-class FGF21 analog and foundational NASH monotherapy.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its initial public offering (“IPO”) in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including net losses of $15,090 and $11,886 for the three months ended March 31, 2021 and 2020, respectively, and net losses of $79,207 and $43,755 for the years ended December 31, 2020 and 2019, respectively. In addition, as of March 31, 2021, the Company had an accumulated deficit of $224,617. The Company expects to continue to generate operating losses for the foreseeable future. As of May 13, 2021, the issuance date of these condensed

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $249,984 as of March 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2021 and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020 and the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

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

Restricted cash

As of March 31, 2021 and December 31, 2020, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 11).

As of December 31, 2020, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which is classified within other assets (non-current) on the condensed consolidated balance sheet.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2021 and December 31, 2020, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use, or ROU, assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected to not recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

The Company classifies stock-based compensation expense in its condensed consolidated statement of operations and comprehensive loss in the same manner in which the award recipient's payroll costs are classified or in which the award recipient's service payments are classified.

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

Recently adopted accounting pronouncements

On January 1, 2021, the Company adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

ASU 2019-12 was effective beginning January 1, 2021. The adoption of this new standard did not have a material impact on our condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued No. ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In November 2019, the FASB issued No. ASU 2019-10 to modify the effective date for ASU 2016-13 for other public business entities includes smaller reporting companies, as defined by the SEC. This guidance will become effective for the Company beginning in the first quarter of 2023. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$162,416	$162,416	$—	$—
Commercial paper	33,976	—	33,976	—
Corporate debt securities	28,048	—	28,048	—
	$224,440	$162,416	$62,024	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$158,023	$158,023	$—	$—
Commercial paper	47,955	—	47,955	—
Corporate debt securities	33,190	—	33,190	—
	$239,168	$158,023	$81,145	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31, 2021 and the twelve months ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.          Short-term marketable securities

The following is a summary of short-term marketable securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$162,416	$—	$—	$162,416
Commercial paper	33,976	—	—	33,976
Corporate debt securities	28,050	—	(2)	28,048
	$224,442	$—	$(2)	$224,440

Cash equivalents				$162,416
Short-term marketable securities				62,024
				$224,440

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$158,023	$—	$—	$158,023
Commercial paper	47,955	—	—	47,955
Corporate debt securities	33,193	—	(3)	33,190
	$239,171	$—	$(3)	$239,168

Cash equivalents				$158,023
Short-term marketable securities				81,145
				$239,168

As of March 31, 2021 and December 31, 2020, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5.           Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued external research and development expenses	$3,923	$8,740
Accrued employee compensation and benefits	965	495
Accrued legal and professional fees	306	154
Short-term lease liability and other	337	294
	$5,531	$9,683

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of March 31, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2021, no cash dividends had been declared or paid.

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

As of March 31, 2021 and December 31, 2020, there were 34,770,319 and 34,741,649 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2021	December 31, 2020
Options outstanding under the 2018 Stock Option and Grant Plan	2,119,349	2,148,019
Options outstanding under the 2019 Stock Option and Incentive Plan	1,758,356	1,585,293
Options available for future grant	3,344,146	2,127,544
2019 Employee Stock Purchase Plan	891,379	543,963
Total	8,113,230	6,404,819

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2021.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of March 31, 2021, all restricted stock issued to the founders is fully vested.

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

The following table summarizes restricted stock activity since December 31, 2020:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2020	33,614	0.62
Shares vesting	(14,889)	0.62
Unvested restricted common stock as of March 31, 2021	18,725	$0.62

As of March 31, 2021, there were 18,725 shares of unvested restricted common stock from the early exercise of stock options.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,389,665 shares on January 1, 2021 and by 1,142,713 shares on January 1, 2020.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 347,416 shares on January 1, 2021 and by 285,678 shares on January 1, 2020.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	6.00	6.00
Expected volatility	70.44%	80.60%
Weighted average risk-free interest rate	0.59%	1.63%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2020	3,733,312	$12.15	8.53	$52,498
Options granted	173,063	$25.99
Options exercised	(28,670)	$0.85
Balance outstanding, March 31, 2021	3,877,705	$12.85	8.36	$62,711
Exercisable, March 31, 2021	1,310,142	$8.80	8.02	$26,473
Vested and expected to vest, March 31, 2021	3,877,705	$12.85	8.36	$62,711

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2021 was $16.08.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Classified within research and development expense	$1,645	$368
Classified within general and administrative expense	719	869
Total stock-based compensation expense	$2,364	$1,237

As of March 31, 2021, total unrecognized compensation cost related to unvested stock options was $23,608, which is expected to be recognized over a weighted average period of 2.3 years.

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

8.           Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

treatment for NASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover EFX to third parties.

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

During the three months ended March 31, 2021 and 2020, the Company did not record any research and development expense in connection with the Amgen Agreement.

9.           Income taxes

During the three months ended March 31, 2021 and 2020, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three months ended March 31, 2021.

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(15,090)	$(11,886)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,744,275	28,499,475
Net loss per share, basic and diluted	$(0.43)	$(0.42)

The Company excluded 9,761 shares and 77,223 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended March 31, 2021 and 2020, respectively, because those shares had not vested.

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

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	3,877,705	3,095,450
Unvested restricted common stock	18,725	93,532
	3,896,430	3,188,982

11.         Commitments and contingencies

COVID-19 Pandemic

In March 2020, the novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified and the United States, Europe and Asia implemented severe travel restrictions, social distancing requirements, stay-at-home orders and delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three months ended March 31, 2021 were not significantly impacted by COVID-19, however despite vaccination efforts, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2021, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

Operating lease

In February 2020, the Company entered into a seven-year agreement to occupy 6,647 square feet of office space in South San Francisco, California. The lease commenced on July 10, 2020 when the Company took occupancy of the

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

leased space and the lease was determined to be operating classified. Under the agreement, the Company is required to make approximately $2,300 in total minimum payments during the term. The Company is also required to pay its proportionate share of building operating and tax costs after the first year under lease which are not included in the measurement of the lease and treated as variable lease cost and expensed when incurred.

As of March 31, 2021, maturities of the Company’s operating lease liability was as follows:

2021 (remaining)	$228
2022	312
2023	321
2024	331
2025	341
2026 and thereafter	559
Total future minimum lease payments	2,092
Less imputed interest	(437)
Present value of operating lease liabilities	$1,655

As of March 31, 2021, the total lease liability was $1,655, of which $1,467 was noncurrent and $188 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three months ended March 31, 2021 and 2020, the components of operating lease cost were as follows:

		Three Months Ended
		March 31, 2021	March 31, 2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$59
Variable operating lease cost	General and administrative expense	—	27
Short-term lease cost	Research and development expense	—	8
Total operating lease cost		$81	$94

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$75	$59
Weighted average remaining lease term, in years		6.3	1.0
Weighted average discount rate		7.6%	8.0%

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2021, the Company had non-cancelable purchase commitments under these agreements totaling $11,153.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021.

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

12.         Subsequent event

The Company evaluated subsequent events through May 13, 2021, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months ended March 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients, with a main portion of this study comprised of patients with F1-F3 fibrosis and an expansion cohort comprised of cirrhotic NASH patients, known as Cohort C. The BALANCED study showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. We initiated a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis in February 2021 and randomized the first patient in March 2021. Preliminary results of the HARMONY study based on the primary endpoint after 24 weeks of treatment, which are expected in the third quarter of 2022, will inform dose selection for a registrational Phase 3 clinical trial. Initiation of a second Phase 2b clinical trial in F4 NASH patients with compensated cirrhosis, the SYMMETRY study, is planned for the second half of 2021. Based on clinical data to date, we believe EFX has the potential to be a highly differentiated, best-in-class FGF21 analog and foundational NASH monotherapy.

Prior to the ongoing HARMONY study, EFX was administered to a total of 162 patients with either NASH (n=79) or Type 2 diabetes, or T2D, (n=83) in three randomized, double-blind, placebo-controlled clinical trials for up to 16 weeks. Substantial histological improvements were observed in the BALANCED study. Of the 40 EFX patients with F1-F3 NASH who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% for placebo. Among patients who had F2/F3 fibrosis at baseline, 68% had at least a 1-stage improvement in fibrosis, while 50% had a 2-stage fibrosis improvement. Among 12 EFX F4 NASH patients with compensated cirrhosis in Cohort C who had end-of-treatment biopsies, 33% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% among 5 placebo patients. An additional 25% of EFX patients in Cohort C achieved NASH resolution, compared to 0% of placebo patients. As a result, a total of 7 of 12 EFX patients in Cohort C, or 58%, achieved either a one-stage improvement of fibrosis without worsening of NASH, or NASH resolution, compared with 0 of 5 placebo patients, or 0%. Each of these sets of histology results, for patients with F1-F3 NASH and F4 NASH patients with compensated cirrhosis, are among the most promising reported to date across all mechanisms evaluated in NASH.

EFX patients in both the BALANCED main study and Cohort C achieved significant reductions in ALT of up to 51% and significant improvements in glycemic control, including improvements in HbA1c of up to 0.5%. Patients in the BALANCED main study also achieved highly significant relative reductions in liver fat of up to 72%, compared to 0% for placebo. In all three trials, T2D and NASH patients treated with EFX achieved highly significant improvements in lipoprotein profile, including reduction in triglycerides of up to 45%, a key attribute given that cardiovascular disease remains the number one cause of mortality in NASH patients.

Based on the highly consistent results across three separate clinical trials in T2D and NASH patients, reflecting the ability of EFX to uniquely reproduce the actions of native FGF21, we believe EFX holds the potential to be a highly-differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. We believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $15.1 million for the three months ended March 31, 2021 and $79.2 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $224.6 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of March 31, 2021, we had cash, cash equivalents and short-term marketable securities of $250.0 million, which we believe will be sufficient to fund our current operating plan into the third quarter of 2023.

Impact of the COVID-19 Pandemic

As of May 2021, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, and stay-at-home orders, among other restrictions, which have led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three months ended March 31, 2021 and for the year ended December 31, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. In addition, enrollment in our recently initiated Phase 2b HARMONY trial has not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, was completed in April 2020 without any impact from COVID-19. Manufacture of GMP drug product for our Phase 2b clinical trial was completed in September 2020, also without any impact from COVID-19.

Notwithstanding the foregoing, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines and pace of vaccine efforts, the actions taken to contain the pandemic or mitigate its impact, any additional preventative and protective actions that governments may direct, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$10,602	$8,791	$1,811	21%
General and administrative	4,526	3,588	938	26%
Total operating expenses	15,128	12,379	2,749	22%
Loss from operations	(15,128)	(12,379)	(2,749)	22%
Other income	38	493	(455)	(92)%
Net loss	$(15,090)	$(11,886)	$(3,204)	27%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020:

Three Months Ended
March 31,

	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$8,691	$7,678	$1,013	13%
Personnel and related costs	1,911	1,113	798	72%
Total research and development expenses	$10,602	$8,791	$1,811	21%

Research and development expenses were $10.6 million and $8.8 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $1.8 million. Direct costs for our EFX program increased $1.0 million, attributed primarily to a $1.3 million increase in third-party contract manufacturing expenses for EFX partially offset by a decrease of $0.3 million for other direct EFX program expenses. Personnel and related costs increased $0.8 million, due to a $0.4 million increase in stock-based compensation and a $0.4 million increase in wage and wage-related expenses. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $4.5 million and $3.6 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $0.9 million which was due primarily to a $0.8 million increase in stock-based compensation.

Other income

Other income for the three months ended March 31, 2021 is comprised primarily of $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.5 million for the three months ended March 31, 2020. This decrease is related to lower market interest rates available on our investment funds.

Liquidity and capital resources

From our inception through March 31, 2021, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through March 31, 2021, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of March 31, 2021, we had cash, cash equivalents and short-term marketable securities of $250.0 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(18,346)	$(11,317)
Net cash provided by (used in) investing activities	19,000	(6,281)
Net cash provided by financing activities	24	164
Net increase (decrease) in cash, cash equivalents and restricted cash	$678	$(17,434)

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2021 was $18.3 million, consisting of a net loss of $15.1 million and changes in our operating assets and liabilities of $5.8 million, offset by non-cash charges of

$2.5 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

Cash used in operating activities for the three months ended March 31, 2020 was $11.3 million, consisting of a net loss of $11.9 million, which was partially offset by non-cash charges of $1.2 million for stock-based compensation expense and net cash used by changes in our operating assets and liabilities of $0.6 million. The change in operating assets and liabilities was primarily due to a reduction in accrued expenses and other current liabilities of $1.9 million, of which $1.0 million was due to the timing of payments to our CROs and CMOs and $0.9 million was related to employee compensation. These amounts were partially offset by a $0.7 million decrease in prepaid expenses and other current assets and a $0.6 million increase in accounts payable, both related to the timing of prepayments and payments to our CROs and CMOs.

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2021 was $19.0 million from the maturities of short-term marketable securities.

Cash used in investing activities for the three months ended March 31, 2020 was $6.3 million, consisting of $24.8 million of purchases of short-term marketable securities, partially offset by $18.5 million of maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2021 was $0.1 million from the exercise of stock options.

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

The following table represents our non-cancelable contractual obligations aggregated by type (in thousands):

	Payments due by period as of Three Months Ended March 31, 2021
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years

	(in thousands)
Operating lease obligations[1]	$2,092	$305	$638	$677	$472
Purchase obligations[2]	11,153	11,153	—	—	—
Total non-cancelable contractual obligations	$13,245	$11,458	$638	$677	$472

1 See Note 11. Commitments and contingencies of the Notes to Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 16, 2021. There were no material changes to our critical accounting policies through March 31, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the Securities and Exchange Commission.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely and continue to do so. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

In evaluating the Company and our business, careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occur, our business, prospects, financial condition, results of operations and cash flow could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition, results of operations or cash flow.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the ongoing Phase 2b HARMONY study or the Phase 2b SYMMETRY study planned for initiation in the second half of 2021, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the HARMONY study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Madrigal Pharmaceuticals, Inc., MediciNova, Inc., Metacrine, Inc., NGM Biopharmaceuticals, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining U.S. Food and Drug Administration, or FDA, approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the HARMONY study or the planned SYMMETRY study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make EFX drug substance (active pharmaceutical ingredient, or API) to supply the HARMONY study, the planned SYMMETRY study, and future clinical trials and for commercial sale, if approved. We have successfully manufactured API under GMP conditions, which has been released for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance or finished drug product for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether. Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

We have developed a new freeze-dried, or lyophilized, drug product formulation for use in Phase 3 clinical trials and commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH. Scale-up of manufacturing for this new drug product formulation is expected to be completed in 2022, with release of finished drug product for use in Phase 3 clinical trials anticipated in the first half of 2023. We also plan to begin development of a delivery device for ease of use and convenient administration. There is no assurance that we will be successful in completing development of our new drug product formulation with a preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation and device, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, in the case of CMOs that supply our product candidate, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen, Inc., or Amgen, in patients with type 2 diabetes mellitus, or T2D. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

As of March 31, 2021, we had 21 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the recently completed BALANCED study, the recently initiated HARMONY study, and the planned SYMMETRY study, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our product candidate or any future product candidates outside the United States.

We intend to market any approved products in the United States, the European Union, Japan and other foreign jurisdictions. Even if our products are approved for marketing in the United States, in order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country. For example, we have not to date received advice from the European Medicines Agency (“EMA”) on our development strategy for EFX, and even if EFX is approved in the United States, the EMA may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans in the European Union. Moreover, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from third-party payors are critical to new product acceptance.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2021 and 2020, we reported net losses of $15.1 million and $11.9 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $79.2 million and $43.8 million, respectively. As of March 31, 2021, we had an accumulated deficit of $224.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

Though EFX is currently in Phase 2 clinical development, we do not expect to receive revenue from EFX for a number of years, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until EFX, or any future product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our ability to generate future product revenue from EFX or any future product candidates also depends on a number of additional factors, including our, or our current and future contractors’ and collaborators’, ability to:

●	successfully complete nonclinical studies and clinical trials for EFX and any future product candidates;
●	seek and obtain marketing approvals for any product candidates that complete clinical development;
●	establish and maintain supply and manufacturing relationships with third parties, and ensure adequate and legally compliant manufacturing of bulk drug substances and drug products to maintain that supply;
●	launch and commercialize any product candidates for which we obtain marketing approval, and, if launched independently, successfully establish a sales, marketing and distribution infrastructure;
●	demonstrate the necessary safety data post-approval to ensure continued regulatory approval;
●	obtain coverage and adequate product reimbursement from third-party payors, including government payors;
●	achieve market acceptance for any approved products;
●	address any competing technological and market developments;
●	maintain our rights under our existing license agreement with Amgen and any similar agreements we may enter into in the future;
●	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter in the future and performing our obligations in such collaborations;
●	establish, maintain, protect and enforce our intellectual property rights; and
●	attract, hire and retain qualified personnel.

In addition, because of the numerous risks and uncertainties associated with biotechnology product development, including that our product candidate may not advance through development or achieve the endpoints of applicable clinical trials, we are unable to predict the timing or amount of increased expenses, or if or when we will achieve or maintain profitability. In addition, our expenses could increase beyond expectations if we decide, or are required by the FDA or foreign regulatory authorities, to perform nonclinical studies or clinical trials in addition to those that we currently anticipate. Even if we complete the development and regulatory processes described above, we anticipate incurring significant costs associated with launching and commercializing any approved product.

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

As of March 31, 2021, we had $250.0 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to the COVID-19 Pandemic

Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we, or third parties on which we rely, have significant manufacturing, analytical laboratory and transportation facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic could materially affect our operations, including at our headquarters in the San Francisco Bay Area, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States and several European countries. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. We have instituted work-from-home policies for all of our employees. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which despite progress in vaccination efforts, remain highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge, new strains of the virus which may impact vaccination efforts, and any additional preventative and protective actions that governments take to contain the coronavirus or treat its impact, among others.

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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may significantly reduce the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our second amended and restated bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine(the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the

United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

None.

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

Amended and Restated Bylaws of the Registrant, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

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

AKERO THERAPEUTICS, INC.

Date: May 13, 2021	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)