Form 10-Q
period 2021-06-30
Akero Therapeutics, Inc.
filed 2021-08-13
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2021, the registrant had 34,861,893 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with nonalcoholic steatohepatitis (“NASH”) and significant competition for recruiting such patients in clinical trials.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
●	Failures or delays in the commencement or completion of, or ambiguous or negative results from, our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.
●	Clinical development is uncertain and our clinical trials for efruxifermin (“EFX”) and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
●	We are heavily dependent on the success of EFX, our only product candidate.
●	We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.
●	If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
●	We may be required to make significant payments under our license agreement for EFX.
●	The regulatory approval processes of the U.S Food and Drug Administrations (the “FDA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
●	Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
●	We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.
●	We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.
●	Business interruptions resulting from the ongoing coronavirus disease (“COVID-19”) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in NASH patients with F2/F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in cirrhotic NASH patients with F4 fibrosis, known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$157,538	$187,242
Short-term marketable securities	72,490	81,145
Prepaid expenses and other current assets	6,194	2,958
Total current assets	236,222	271,345
Property and equipment, net	110	131
Operating lease right-of-use asset	1,562	1,662
Other assets, noncurrent	115	201
Total assets	$238,009	$273,339
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,307	$3,428
Accrued expenses and other current liabilities	14,152	9,683
Total current liabilities	16,459	13,111
Operating lease liability, noncurrent	1,417	1,516
Total liabilities	17,876	14,627
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 34,840,782 and 34,741,649 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	473,688	468,238
Accumulated other comprehensive loss	(9)	(3)
Accumulated deficit	(253,550)	(209,527)
Total stockholders’ equity	220,133	258,712
Total liabilities and stockholders’ equity	$238,009	$273,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$23,976	$13,037	$34,578	$21,828
General and administrative	4,990	3,417	9,516	7,005
Total operating expenses	28,966	16,454	44,094	28,833
Loss from operations	(28,966)	(16,454)	(44,094)	(28,833)
Other income, net	33	247	71	740
Net loss	(28,933)	(16,207)	(44,023)	(28,093)
Net unrealized gain (loss) on short-term marketable securities	(7)	45	(6)	96
Comprehensive loss	$(28,940)	$(16,162)	$(44,029)	$(27,997)
Net loss per common share, basic and diluted	$(0.83)	$(0.57)	$(1.27)	$(0.98)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,814,631	28,602,976	34,779,647	28,551,227

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020
Exercise of stock options	60,333	—	393	—	—	393
Vesting of restricted stock	—	—	9	—	—	9
Issuance of common stock pursuant to ESPP purchases	10,130	—	215	—	—	215
Stock-based compensation expense	—	—	2,436	—	—	2,436
Net unrealized loss on short-term marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(28,933)	(28,933)
Balances at June 30, 2021	34,840,782	$4	$473,688	$(9)	$(253,550)	$220,133

Balances at December 31, 2019	28,567,837	$3	$259,049	$(6)	$(130,320)	$128,726
Exercise of stock options	103,385	—	112	—	—	112
Vesting of restricted stock	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,238	—	—	1,238
Disgorgement of stockholders' short-swing profits, net	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	51	—	51
Net loss	—	—	—	—	(11,886)	(11,886)
Balances at March 31, 2020	28,671,222	$3	$260,481	$45	$(142,206)	$118,323
Exercise of stock options	3,202	—	9	—	—	9
Vesting of restricted stock	—	—	13	—	—	13
Issuance of common stock pursuant to ESPP purchases	9,255	—	158	—	—	158
Stock-based compensation expense	—	—	1,322	—	—	1,322
Net unrealized gain on short-term marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(16,207)	(16,207)
Balances at June 30, 2020	28,683,679	$3	$261,983	$90	$(158,413)	$103,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(44,023)	$(28,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,800	2,560
Depreciation	21	—
Non-cash lease expense	100	107
Net amortization of premiums and discounts on short-term investments	303	(62)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,848)	(9,419)
Accounts payable	(1,121)	1,589
Accrued expenses and other current liabilities	4,475	(472)
Operating lease liability	(87)	(111)
Net cash used in operating activities	(38,380)	(33,901)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(31,654)	(24,781)
Proceeds from sales of short-term marketable securities	—	9,865
Proceeds from maturities of short-term marketable securities	40,000	47,100
Net cash provided by investing activities	8,346	32,184
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	417	121
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	215	158
Proceeds from the disgorgement of stockholders' short-swing profits, net	—	52
Payment of deferred offering costs	(342)	(67)
Net cash provided by financing activities	290	264
Net decrease in cash, cash equivalents and restricted cash	(29,744)	(1,453)
Cash, cash equivalents and restricted cash at the beginning of the period	187,390	64,848
Cash, cash equivalents and restricted cash at the end of the period	$157,646	$63,395

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$(6)	$96
Remeasurement of ROU asset and lease liability	$-	$173
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$123	$583

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in NASH patients with F1-F3 fibrosis showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. An expansion cohort in F4 NASH patients with compensated cirrhosis showed comparable results. The Company initiated a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis in February 2021 and randomized the first patient in March 2021. The Company initiated a second Phase 2b clinical trial in F4 NASH patients with compensated cirrhosis, the SYMMETRY study, in July 2021. Based on clinical data to date, the Company believes EFX has the potential to be a highly-differentiated, best-in-class FGF21 analog and foundational NASH monotherapy.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its initial public offering (“IPO”) in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including net losses of $44,023 and $28,093 for the six months ended June 30, 2021 and 2020, respectively, and net losses of $79,207 and $43,755 for the years ended December 31, 2020 and 2019, respectively. In addition, as of June 30, 2021, the Company had an accumulated deficit of $253,550. The Company expects to continue to generate operating losses for the foreseeable future. As of August 13, 2021, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

$230,028 as of June 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2021 and 2020 are unaudited. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Restricted cash

As of June 30, 2021 and December 31, 2020, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 11).

As of December 31, 2020, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which is classified within other assets (non-current) on the condensed consolidated balance sheet.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2021 and December 31, 2020, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

On the last business day of the second quarter in 2021, the aggregate market value of the Company shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2021, the Company will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and will cease to be an emerging growth company as defined in the JOBS Act. The Company will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

evaluate and report on the effectiveness of internal control over financial reporting. The Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$151,379	$151,379	$—	$—
Commercial paper	12,993	—	12,993	—
Corporate debt securities	59,497	—	59,497	—
	$223,869	$151,379	$72,490	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$158,023	$158,023	$—	$—
Commercial paper	47,955	—	47,955	—
Corporate debt securities	33,190	—	33,190	—
	$239,168	$158,023	$81,145	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2021 and the twelve months ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.          Short-term marketable securities

The following is a summary of short-term marketable securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$151,379	$—	$—	$151,379
Commercial paper	12,993	—	—	12,993
Corporate debt securities	59,506	—	(9)	59,497
	$223,878	$—	$(9)	$223,869

Cash equivalents				$151,379
Short-term marketable securities				72,490
				$223,869

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$158,023	$—	$—	$158,023
Commercial paper	47,955	—	—	47,955
Corporate debt securities	33,193	—	(3)	33,190
	$239,171	$—	$(3)	$239,168

Cash equivalents				$158,023
Short-term marketable securities				81,145
				$239,168

As of June 30, 2021 and December 31, 2020, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5.           Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accrued external research and development expenses	$12,255	$8,740
Accrued employee compensation and benefits	1,594	495
Accrued legal and professional fees	76	154
Short-term lease liability and other	227	294
	$14,152	$9,683

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of June 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2021, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating the at-the-market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100.0 million from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. During the three and six months ended June 30, 2021, the Company did not make any sales under the ATM facility.

As of June 30, 2021 and December 31, 2020, there were 34,840,782 and 34,741,649 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	June 30, 2021	December 31, 2020
Options outstanding under the 2018 Stock Option and Grant Plan	2,059,016	2,148,019
Options outstanding under the 2019 Stock Option and Incentive Plan	1,903,356	1,585,293
Options available for future grant	3,199,146	2,127,544
Common stock available for ATM program	5,000,000	—
2019 Employee Stock Purchase Plan	881,249	543,963
Total	13,042,767	6,404,819

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2021.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of June 30, 2021, all restricted stock issued to the founders is fully vested.

In April, June and July 2019, the Company amended certain option grant agreements granted under the Company’s 2018 Stock Option and Grant Plan to allow certain holders the right to early exercise specified unvested options, subject to a repurchase right held by the Company equal to the lesser of the original exercise price per share or the fair value of the shares on the repurchase date. The unvested shares issued as a result of the early exercise are deemed restricted stock pursuant to a restricted stock agreement and a vesting schedule identical to the vesting schedule of the original grant agreement. The proceeds related to unvested restricted common stock are recorded as liabilities until the stock vests, at which point they are reclassified to additional paid-in capital. Common shares issued for the early exercise of options are included in issued and outstanding shares.

The following table summarizes restricted stock activity since December 31, 2020:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2020	33,614	0.62
Shares vesting	(29,778)	0.62
Unvested restricted common stock as of June 30, 2021	3,836	$0.62

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,389,665 shares on January 1, 2021 and by 1,142,713 shares on January 1, 2020.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected term (in years)	5.66	5.58	5.86	5.81
Expected volatility	70.43%	74.40%	70.43%	77.70%
Weighted average risk-free interest rate	1.05%	0.44%	0.80%	1.07%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2020	3,733,312	$12.15	8.53	$52,498
Options granted	318,063	$26.47
Options exercised	(89,003)	$4.69
Balance outstanding, June 30, 2021	3,962,372	$13.47	8.18	$47,630
Exercisable, June 30, 2021	1,585,509	$9.90	7.85	$23,967
Vested and expected to vest, June 30, 2021	3,962,372	$13.47	8.18	$47,630

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three and six months ended June 30, 2021 was $16.49 and $16.27, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Classified within research and development expense	$734	$369	$1,453	$737
Classified within general and administrative expense	1,702	953	3,347	1,823
Total stock-based compensation expense	$2,436	$1,322	$4,800	$2,560

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of June 30, 2021, total unrecognized compensation cost related to unvested stock options was $23,595, which is expected to be recognized over a weighted average period of 2.17 years.

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

During the three and six months ended June 30, 2021 and 2020, the Company did not record any research and development expense in connection with the Amgen Agreement.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

9.           Income taxes

During the three and six months ended June 30, 2021 and 2020, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and six months ended June 30, 2021.

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2020 tax provision.

On June 29, 2020, California signed Assembly Bill 85 (“A.B. 85”), was signed into law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1 million or more.” Since the Company is not expected to generate California source taxable income of more than $1 million, no material impact is anticipated at this time.

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(28,933)	$(16,207)	$(44,023)	$(28,093)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,814,631	28,602,976	34,779,647	28,551,227
Net loss per share, basic and diluted	$(0.83)	$(0.57)	$(1.27)	$(0.98)

The Company excluded 8,963 shares and 70,244 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended June 30, 2021 and 2020, respectively, because those shares had not vested. The Company excluded 16,367 shares and 54,971 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the six months ended June 30, 2021 and 2020, respectively, because those shares had not vested.

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

	Three and six months ended June 30,
	2021	2020
Options to purchase common stock	3,962,372	3,183,248
Unvested restricted common stock	3,836	63,389
	3,966,208	3,246,637

11.         Commitments and contingencies

COVID-19 Pandemic

In March 2020, the novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified and the United States, Europe and Asia implemented severe travel restrictions, social distancing requirements, stay-at-home orders and delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and six months ended June 30, 2021 were not significantly impacted by COVID-19, however despite vaccination efforts, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2021, including the timing and enrollment of patients in its ongoing and future clinical trials and other expected milestones of its product candidate.

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

As of June 30, 2021, maturities of the Company’s operating lease liability was as follows:

2021 (remaining)	$153
2022	312
2023	321
2024	331
2025	341
2026 and thereafter	559
Total future minimum lease payments	2,017
Less imputed interest	(407)
Present value of operating lease liabilities	$1,610

As of June 30, 2021, the total lease liability was $1,610, of which $1,417 was noncurrent and $193 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

For the three and six months ended June 30, 2021 and 2020, the components of operating lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$55	$162	$113
Variable operating lease cost	General and administrative expense	—	19	—	43
Short-term lease cost	Research and development expense	—	12	—	24
Total operating lease cost		$81	$86	$162	$180

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$75	$59	$150	$118
Weighted average remaining lease term, in years		6.1	—	6.1	—
Weighted average discount rate		7.6%	—	7.6%	—

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2021, the Company had non-cancelable purchase commitments under these agreements totaling $6,662.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

12.         Subsequent event

The Company evaluated subsequent events through August 13, 2021, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and six months ended June 30, 2021.

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

Overview

We are a cardio-metabolic nonalcoholic steatohepatitis, or NASH, company dedicated to developing pioneering medicines designed to restore metabolic balance and improve overall health. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients, with a main portion of this study comprised of patients with F1-F3 fibrosis and an expansion cohort comprised of cirrhotic NASH patients, known as Cohort C. The BALANCED study showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. We initiated a Phase 2b clinical trial, the HARMONY study, to evaluate EFX in the treatment of NASH patients with F2/F3 fibrosis in February 2021 and randomized the first patient in March 2021. Preliminary results of the HARMONY study based on the primary endpoint after 24 weeks of treatment, which are expected in the third quarter of 2022, will inform dose selection for a registrational Phase 3 clinical trial. We initiated a second Phase 2b clinical trial in F4 NASH patients with compensated cirrhosis, the SYMMETRY study, in July 2021. Based on clinical data to date, we believe EFX has the potential to be a highly differentiated, best-in-class FGF21 analog and foundational NASH monotherapy.

Prior to the ongoing HARMONY and SYMMETRY studies, EFX was administered to a total of 162 patients with either NASH (n=79) or Type 2 diabetes, or T2D, (n=83) in three randomized, double-blind, placebo-controlled clinical trials for up to 16 weeks. Substantial histological improvements were observed in the BALANCED study. Of the 40 EFX patients with F1-F3 NASH who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% for placebo. Among patients who had F2/F3 fibrosis at baseline, 68% had at least a 1-stage improvement in fibrosis, while 50% had a 2-stage fibrosis improvement. Among 12 EFX F4 NASH patients with compensated cirrhosis in Cohort C who had end-of-treatment biopsies, 33% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% among 5 placebo patients. An additional 25% of EFX patients in Cohort C achieved NASH resolution, compared to 0% of placebo patients. As a result, a total of 7 of 12 EFX patients in Cohort C, or 58%, achieved either a one-stage improvement of fibrosis without worsening of NASH, or NASH resolution, compared with 0 of 5 placebo patients, or 0%. Each of these sets of histology results, for patients with F1-F3 NASH and F4 NASH patients with compensated cirrhosis, are among the most promising reported to date across all mechanisms evaluated in NASH.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $28.9 million and $44.0 million for the three and six months ended June 30, 2021, respectively, and $16.2 million and $28.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $253.6 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of June 30, 2021, we had cash, cash equivalents and short-term marketable securities of $230.0 million, which we believe will be sufficient to fund our current operating plan into the third quarter of 2023.

Impact of the COVID-19 Pandemic

As of August 2021, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and are evolving. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and six months ended June 30, 2021 and for the year ended December 31, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. In addition, enrollment in our recently initiated Phase 2b HARMONY and SYMMETRY trials has not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, for our Phase 2b clinical trials was completed in April 2020 without any impact from COVID-19. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 without any impact from COVID-19, with completion expected in the first half of 2022. Manufacture of GMP drug product for our Phase 2b clinical trial was completed in September 2020, also without any impact from COVID-19.

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

Results of operations

Comparison of the three months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$23,976	$13,037	$10,939	84%
General and administrative	4,990	3,417	1,573	46%
Total operating expenses	28,966	16,454	12,512	76%
Loss from operations	(28,966)	(16,454)	(12,512)	76%
Other income, net	33	247	(214)	(87)%
Net loss	$(28,933)	$(16,207)	$(12,726)	79%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$21,605	$12,014	$9,591	80%
Personnel and related costs	2,371	1,023	1,348	132%
Total research and development expenses	$23,976	$13,037	$10,939	84%

Research and development expenses were $24.0 million and $13.0 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $10.9 million, or 84%. Direct costs for our EFX program increased $9.6 million, attributed primarily to a $5.2 million increase in third-party contract manufacturing expenses for EFX and $4.8 million increase in CRO expenses related to our ongoing HARMONY clinical trial and start-up costs for our ongoing SYMMETRY clinical trial. These increases were partially offset by a decrease of $0.4 million for non-clinical research expenses. Personnel and related costs increased $1.3 million, due to a $0.4 million increase in stock-based compensation expense and a $0.7 million increase in wage and wage-related expenses. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $5.0 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively, an increase of $1.6 million, or 46% which was due primarily to a $0.7 million increase in stock-based compensation and $0.5 million increase in personnel related expenses.

Other income

Other income for the three months ended June 30, 2021 is comprised primarily of less than $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.2 million for the three months ended June 30, 2020. This decrease is related to lower market interest rates available on our investment funds.

Comparison of the six months ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$34,578	$21,828	$12,750	58%
General and administrative	9,516	7,005	2,511	36%
Total operating expenses	44,094	28,833	15,261	53%
Loss from operations	(44,094)	(28,833)	(15,261)	53%
Other income, net	71	740	(669)	(90)%
Net loss	$(44,023)	$(28,093)	$(15,930)	57%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$30,296	$19,692	$10,604	54%
Personnel and related costs	4,282	2,136	2,146	100%
Total research and development expenses	$34,578	$21,828	$12,750	58%

Research and development expenses were $34.6 million and $21.8 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $12.8 million, or 58%. Direct costs for our EFX program increased $10.6 million, attributed primarily to a $6.5 million increase in third-party contract manufacturing expenses for EFX and $4.6 million increase in CRO expenses related to our ongoing HARMONY clinical trial and start-up costs for our ongoing SYMMETRY clinical trial. These increases were partially offset by a decrease of $0.4 million for non-clinical research expenses. Personnel and related costs increased $2.1 million, due to a $0.7 million increase in stock-based compensation and a $1.4 million increase in wage and wage-related expenses. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $9.5 million and $7.0 million for the six months ended June 30, 2021 and 2020, respectively, an increase of $2.5 million, or 36% which was due primarily to a $1.5 million increase in stock-based compensation and $0.6 million increase in personnel related expenses.

Other income

Other income for the six months ended June 30, 2021 is comprised primarily of $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.7 million for the six months ended June 30, 2020. This decrease is related to lower market interest rates available on our investment funds.

Liquidity and capital resources

From our inception through June 30, 2021, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through June 30, 2021, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of June 30, 2021, we had cash, cash equivalents and short-term marketable securities of $230.0 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(38,380)	$(33,901)
Net cash provided by investing activities	8,346	32,184
Net cash provided by financing activities	290	264
Net decrease in cash, cash equivalents and restricted cash	$(29,744)	$(1,453)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2021 was $38.4 million, consisting of a net loss of $44.0 million which was partially offset by non-cash charges of $5.2 million and changes in our operating assets and liabilities of $0.4 million. The non-cash charges are primarily related to $4.8 million stock-based compensation expense. The change in operating assets and liabilities was primarily due to a reduction of $1.1 million in accounts payable due to the timing of payments to our CROs and CMOs and an increase of $2.8 million in prepaid expenses and other assets related to the timing of prepayments for CROs and CMOs and other assets. These amounts were offset by a $4.5 million increase in accrued expenses and other current liabilities related to ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2021 was $8.3 million consisting of $40.0 million from the maturities of short-term marketable securities offset by $31.7 million in purchases of short-term marketable securities.

Cash used in investing activities for the six months ended June 30, 2020 was $32.2 million, consisting of $57.0 million from the sales and maturities of short-term marketable securities offset by $24.8 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2021 was $0.3 million from the exercise of stock options and the issuance of employee stock purchase shares.

Cash provided by financing activities for the six months ended June 30, 2020 was $0.3 million for the exercise of stock options and the issuance of employee stock purchase shares.

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

The following table represents our non-cancelable contractual obligations aggregated by type (in thousands):

	Payments due by period as of Three Months Ended June 30, 2021
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years

	(in thousands)
Operating lease obligations[1]	$2,017	$307	$642	$682	$386
Purchase obligations[2]	6,662	6,662	—	—	—
Total non-cancelable contractual obligations	$8,679	$6,969	$642	$682	$386

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 16, 2021. There were no material changes to our critical accounting policies through June 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

On the last business day of our second quarter in 2021, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2021, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. The Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely and continue to do so. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the ongoing Phase 2b HARMONY and SYMMETRY studies, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the HARMONY study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

We do not know whether the HARMONY study or the SYMMETRY study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make EFX drug substance (active pharmaceutical ingredient, or API) to supply the HARMONY and SYMMETRY studies, and future clinical trials and for commercial sale, if approved. We have successfully manufactured API under GMP conditions, which has been released for clinical use. The process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

Any performance failure on the part of our existing or future manufacturers, such as delays in performance due to COVID-19, could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for bulk drug substance. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidate or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the FDA has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of June 30, 2021, we had 28 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of our product candidate, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

We have limited experience in conducting clinical trials and have never obtained approval for any product candidates, and may be unable to do so successfully.

As a company, other than the recently completed BALANCED study, and our ongoing HARMONY and SYMMETRY studies, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the Affordable Care Act or ACA, was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2030. Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. At a federal level, the President Biden signed an Executive Order on July 9, 2021 affirming its policy (i) to support legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices and by imposing inflation caps; and (ii) to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to submit a report to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states to develop prescription drug importation plans pursuant to the Medicare Modernization Act of 2003 and FDA’s related implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and

that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. . Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2021 and 2020, we reported net losses of $44.0 million and $28.1 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $79.2 million and $43.8 million, respectively. As of June 30, 2021, we had an accumulated deficit of $253.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2021, we had $230.0 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We will cease to be an emerging growth company upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.07 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2024 (the last day of the fiscal year following the fifth anniversary of our IPO). On the last business day of our second quarter in 2021, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of December 31, 2021, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. We will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies. We expect to incur significant costs as a result of complying with additional compliance and reporting requirements, and our management and other personnel will need to devote a substantial amount of time to ensure that we comply with additional reporting requirements. Such initiatives and requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all.

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

Until December 31, 2021, when we will cease to be an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements applicable to public companies that are not “emerging growth companies” including:

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE* 104*	XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).
*	Filed herewith.
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

AKERO THERAPEUTICS, INC.

Date: August 13, 2021	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)