Form 10-Q
period 2021-09-30
Akero Therapeutics, Inc.
filed 2021-11-12
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 9, 2021, the registrant had 34,888,302 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$164,935	$187,242
Short-term marketable securities	50,146	81,145
Prepaid expenses and other current assets	6,726	2,958
Total current assets	221,807	271,345
Property and equipment, net	101	131
Operating lease right-of-use asset	1,511	1,662
Other assets, noncurrent	114	201
Total assets	$223,533	$273,339
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,784	$3,428
Accrued expenses and other current liabilities	16,756	9,683
Total current liabilities	23,540	13,111
Operating lease liability, noncurrent	1,365	1,516
Total liabilities	24,905	14,627
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 34,875,302 and 34,741,649 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	476,521	468,238
Accumulated other comprehensive loss	(17)	(3)
Accumulated deficit	(277,880)	(209,527)
Total stockholders’ equity	198,628	258,712
Total liabilities and stockholders’ equity	$223,533	$273,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$19,470	$17,379	$54,048	$39,207
General and administrative	4,883	4,159	14,399	11,164
Total operating expenses	24,353	21,538	68,447	50,371
Loss from operations	(24,353)	(21,538)	(68,447)	(50,371)
Other income, net	23	135	94	875
Net loss	(24,330)	(21,403)	(68,353)	(49,496)
Net unrealized gain (loss) on short-term marketable securities	(8)	(74)	(14)	22
Comprehensive loss	$(24,338)	$(21,477)	$(68,367)	$(49,474)
Net loss per common share, basic and diluted	$(0.70)	$(0.63)	$(1.96)	$(1.63)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,862,116	34,002,769	34,807,439	30,381,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020
Exercise of stock options	60,333	—	393	—	—	393
Vesting of restricted stock	—	—	9	—	—	9
Issuance of common stock pursuant to ESPP purchases	10,130	—	215	—	—	215
Stock-based compensation expense	—	—	2,436	—	—	2,436
Net unrealized gain on short-term marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(28,933)	(28,933)
Balances at June 30, 2021	34,840,782	$4	$473,688	$(9)	$(253,550)	$220,133
Exercise of stock options	34,520	—	219	—	—	219
Vesting of restricted stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	2,612	—	—	2,612
Net unrealized loss on short-term marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(24,330)	(24,330)
Balances at September 30, 2021	34,875,302	$4	$476,521	$(17)	$(277,880)	$198,628

Balances at December 31, 2019	28,567,837	$3	$259,049	$(6)	$(130,320)	$128,726
Exercise of stock options	103,385	—	112	—	—	112
Vesting of restricted stock	—	—	30	—	—	30
Stock-based compensation expense	—	—	1,238	—	—	1,238
Disgorgement of stockholders' short-swing profits, net	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	51	—	51
Net loss	—	—	—	—	(11,886)	(11,886)
Balances at March 31, 2020	28,671,222	$3	$260,481	$45	$(142,206)	$118,323
Exercise of stock options	3,202	—	9	—	—	9
Vesting of restricted stock	—	—	13	—	—	13
Issuance of common stock pursuant to ESPP purchases	9,255	—	158	—	—	158
Stock-based compensation expense	—	—	1,322	—	—	1,322
Net unrealized gain on short-term marketable securities	—	—	—	45	—	45
Net loss	—	—	—	—	(16,207)	(16,207)
Balances at June 30, 2020	28,683,679	$3	$261,983	$90	$(158,413)	$103,663
Issuance of common stock upon closing of secondary public offering, net of issuance costs and underwriting fees of $906	6,012,390	1	202,553	—	—	202,554
Exercise of stock options	24,606	—	163	—	—	163
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	1,546	—	—	1,546
Net unrealized loss on short-term marketable securities	—	—	—	(74)	—	(74)
Net loss	—	—	—	—	(21,403)	(21,403)
Balances at September 30, 2020	34,720,675	$4	$466,254	$16	$(179,816)	$286,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(68,353)	$(49,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,412	4,106
Depreciation	30	6
Non-cash lease expense	151	147
Net amortization of premiums and discounts on short-term investments	705	(41)
Unrealized foreign exchange gain and loss	(113)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,229)	(4,539)
Accounts payable	3,469	3,689
Accrued expenses and other current liabilities	7,076	(1,183)
Other liabilities	-	(2)
Operating lease liability	(134)	(96)
Net cash used in operating activities	(52,986)	(47,409)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(43,561)	(106,041)
Proceeds from sales of short-term marketable securities	—	9,864
Proceeds from maturities of short-term marketable securities	73,841	68,660
Purchase of property and equipment	—	(143)
Net cash provided by (used in) investing activities	30,280	(27,660)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in follow-on public offering, net of issuance costs and underwriting fees	—	202,554
Proceeds from the exercise of stock options	636	284
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	215	158
Proceeds from the disgorgement of stockholders' short-swing profits, net	—	52
Payment of deferred offering costs	(492)	—
Net cash provided by financing activities	359	203,048
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,347)	127,979
Cash, cash equivalents and restricted cash at the beginning of the period	187,390	64,848
Cash, cash equivalents and restricted cash at the end of the period	$165,043	$192,827

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
ROU asset obtained in exchange for operating lease liability	$—	$1,751
Change in net unrealizable gain (loss) on marketable securities	$(14)	$22
Remeasurement of ROU asset and lease liability	$—	$173
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$4	$—

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

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company after elimination of all intercompany accounts and transactions. All adjustments necessary for the fair presentation of the Company’s condensed consolidated financial statements for the periods presented have been reflected.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its initial public offering (“IPO”) in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including net losses of $68,353 and $49,496 for the nine months ended September 30, 2021 and 2020, respectively, and net losses of $79,207 and $43,755 for the years ended December 31, 2020 and 2019, respectively. In addition, as of September 30, 2021, the Company had an accumulated deficit of $277,880. The Company expects to continue to generate operating losses for the foreseeable future. As of November 12, 2021, the issuance date of these

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $215,081 as of September 30, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are unaudited. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period.

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

Restricted cash

As of September 30, 2021 and December 31, 2020, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 11).

As of December 31, 2020, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which is classified within other assets (non-current) on the condensed consolidated balance sheet.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2021 and December 31, 2020, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$139,039	$139,039	$—	$—
Commercial paper	7,000	—	7,000	—
Corporate debt securities	43,146	—	43,146	—
	$189,185	$139,039	$50,146	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$158,023	$158,023	$—	$—
Commercial paper	47,955	—	47,955	—
Corporate debt securities	33,190	—	33,190	—
	$239,168	$158,023	$81,145	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the nine months ended September 30, 2021 and the twelve months ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.          Short-term marketable securities

The following is a summary of short-term marketable securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$139,039	$—	$—	$139,039
Commercial paper	7,000	—	—	7,000
Corporate debt securities	43,163	—	(17)	43,146
	$189,202	$—	$(17)	$189,185

Cash equivalents				$139,039
Short-term marketable securities				50,146
				$189,185

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Money market funds	$158,023	$—	$—	$158,023
Commercial paper	47,955	—	—	47,955
Corporate debt securities	33,193	—	(3)	33,190
	$239,171	$—	$(3)	$239,168

Cash equivalents				$158,023
Short-term marketable securities				81,145
				$239,168

As of September 30, 2021 and December 31, 2020, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5.           Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accrued external research and development expenses	$14,148	$8,740
Accrued employee compensation and benefits	2,218	495
Accrued legal and professional fees	191	154
Short-term lease liability and other	199	294
	$16,756	$9,683

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

6.           Stockholder’s equity (deficit)

Common stock

As of September 30, 2021 and December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2021, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating the at-the-market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100.0 million from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. During the three and nine months ended September 30, 2021, the Company did not make any sales under the ATM facility.

As of September 30, 2021 and December 31, 2020, there were 34,875,302 and 34,741,649 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2021	December 31, 2020
Options outstanding under the 2018 Stock Option and Grant Plan	2,028,496	2,148,019
Options outstanding under the 2019 Stock Option and Incentive Plan	2,003,556	1,585,293
Options available for future grant	3,094,946	2,127,544
Common stock available for ATM program	5,000,000	—
2019 Employee Stock Purchase Plan	881,249	543,963
Total	13,008,247	6,404,819

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2021.

Restricted common stock

In March 2017, the Company issued an aggregate of 226,400 shares of restricted common stock under restricted stock agreements with the founders. Pursuant to the terms of the agreements, the restricted common stock was initially subject to a vesting schedule over a four-year period commencing in January 2017 and culminating in January 2021. In March 2018, the Company amended the restricted stock agreements such that the restricted common stock became subject to a vesting schedule over a two-year period commencing in May 2018 and culminating in June 2020. As of September 30, 2021, all restricted stock issued to the founders is fully vested.

In April, June and July 2019, the Company amended certain option grant agreements granted under the Company’s 2018 Stock Option and Grant Plan to allow certain holders the right to early exercise specified unvested options, subject to a repurchase right held by the Company equal to the lesser of the original exercise price per share or the fair value of the shares on the repurchase date. The unvested shares issued as a result of the early exercise are deemed restricted stock pursuant to a restricted stock agreement and a vesting schedule identical to the vesting schedule of the original grant agreement. The proceeds related to unvested restricted common stock are recorded as liabilities until the stock vests, at which point they are reclassified to additional paid-in capital. Common shares issued for the early exercise of options are included in issued and outstanding shares. As of September 30, 2021, all shares issued as a result of the early exercise are fully vested.

The following table summarizes restricted stock activity since December 31, 2020:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2020	33,614	$0.62
Shares vesting	(33,614)	0.62
Unvested restricted common stock as of September 30, 2021	—	-

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected term (in years)	5.96	n/a	5.89	5.81
Expected volatility	70.04%	n/a	70.34%	77.70%
Weighted average risk-free interest rate	0.91%	n/a	0.82%	1.07%
Expected dividend yield	0.00%	n/a	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2020:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2020	3,733,312	$12.15	8.53	$52,498
Options granted	422,263	$25.71
Options exercised	(123,523)	$5.15
Balance outstanding, September 30, 2021	4,032,052	$13.79	7.98	$39,854
Exercisable, September 30, 2021	1,843,127	$10.20	7.63	$23,444
Vested and expected to vest, September 30, 2021	4,032,052	$13.79	7.98	$39,854

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three and nine months ended September 30, 2021 was $14.45 and $15.82, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Classified within research and development expense	$770	$378	$2,223	$1,115
Classified within general and administrative expense	1,842	1,168	5,189	2,991
Total stock-based compensation expense	$2,612	$1,546	$7,412	$4,106

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2021, total unrecognized compensation cost related to unvested stock options was $22,511, which is expected to be recognized over a weighted average period of 2.0 years.

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

During the three and nine months ended September 30, 2021 and 2020, the Company did not record any research and development expense in connection with the Amgen Agreement.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

9.           Income taxes

During the three and nine months ended September 30, 2021 and 2020, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and nine months ended September 30, 2021.

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

10.           Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(24,330)	$(21,403)	$(68,353)	$(49,496)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,862,116	34,002,769	34,807,439	30,381,671
Net loss per share, basic and diluted	$(0.70)	$(0.63)	$(1.96)	$(1.63)

The Company excluded 42 shares and 53,679 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended September 30, 2021 and 2020, respectively, because those shares had not vested. The Company excluded 10,865 shares and 41,938 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the nine months ended September 30, 2021 and 2020, respectively, because those shares had not vested.

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

	Three and nine months ended September 30,
	2021	2020
Options to purchase common stock	4,032,052	3,158,642
Unvested restricted common stock	—	48,501
	4,032,052	3,207,143

11.         Commitments and contingencies

COVID-19 Pandemic

In March 2020, the novel strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 intensified and the United States, Europe and Asia implemented severe travel restrictions, social distancing requirements, stay-at-home orders and delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the three and nine months ended September 30, 2021 were not significantly impacted by COVID-19, however despite vaccination efforts, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for the remainder of 2021 and into 2022, including the timing and enrollment of patients in its ongoing and future clinical trials and other expected milestones of its product candidate.

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

As of September 30, 2021, maturities of the Company’s operating lease liability was as follows:

2021 (remaining)	$77
2022	312
2023	321
2024	331
2025	341
2026 and thereafter	559
Total future minimum lease payments	1,941
Less imputed interest	(377)
Present value of operating lease liabilities	$1,564

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2021, the total lease liability was $1,564, of which $1,365 was noncurrent and $199 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2021 and 2020, the components of operating lease cost were as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2021	2020	2021	2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$73	$243	$186
Variable operating lease cost	General and administrative expense	—	—	—	43
Short-term lease cost	Research and development expense	—	8	—	32
Total operating lease cost		$81	$81	$243	$261

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$76	$18	$226	$135
Weighted average remaining lease term, in years		5.8	6.8	5.8	6.8
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2021, the Company had non-cancelable purchase commitments under these agreements totaling $11,123.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021.

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

12.         Subsequent event

The Company evaluated subsequent events through November 12, 2021, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and nine months ended September 30, 2021.

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

Prior to the ongoing HARMONY and SYMMETRY studies, EFX was administered to a total of 162 patients with either NASH (n=79) or Type 2 diabetes (T2D), or with T2D (n=83) in three randomized, double-blind, placebo-controlled clinical trials for up to 16 weeks. Substantial histological improvements were observed in the BALANCED study. Of the 40 pre-cirrhotic patients (F1-F3) who were treated with EFX and had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% for placebo. Among a subset of 22 patients who had F2/F3 fibrosis at baseline, 68% had at least a 1-stage improvement in fibrosis, while 50% had a 2-stage fibrosis improvement. Among 12 patients with compensated cirrhosis (F4) who were treated with EFX and had end-of-treatment biopsies, 33% achieved at least a one-stage improvement in fibrosis without worsening of NASH, compared to 0% among 5 placebo patients. An additional 25% of EFX treated patients achieved NASH resolution, compared to 0% of placebo patients. As a result, a total of 7 of 12 EFX treated patients, or 58%, achieved either a one-stage improvement of fibrosis without worsening of NASH, or NASH resolution, compared with 0 of 5 placebo patients, or 0%. Each of these sets of histology results are among the most promising reported to date across all mechanisms evaluated in NASH.

EFX treated patients in both the BALANCED main study and Cohort C achieved significant reductions in ALT of up to 51% and significant improvements in glycemic control, including improvements in HbA1c of up to 0.5%. Patients in the BALANCED main study also achieved highly significant relative reductions in liver fat of up to 72%, compared to 0% for placebo. In all three trials, T2D and NASH patients treated with EFX achieved highly significant improvements in lipoprotein profile, including reduction in triglycerides of up to 45%, a key attribute given that cardiovascular disease remains the most frequent cause of mortality in NASH patients. Data from the BALANCED study supported a successful application for Fast Track designation by FDA, which was granted in October 2021.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $24.3 million and $68.4 million for the three and nine months ended September 30, 2021, respectively, and $21.4 million and $49.5 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $277.9 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of September 30, 2021, we had cash, cash equivalents and short-term marketable securities of $215.1 million, which we believe will be sufficient to fund our current operating plan into the third quarter of 2023.

Impact of the COVID-19 Pandemic

As of November 2021, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and are evolving. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and nine months ended September 30, 2021 and for the year ended December 31, 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which has been completed. In addition, enrollment in our recently initiated Phase 2b HARMONY trial has not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, for our Phase 2b clinical trials was completed in April 2020 without any impact from COVID-19. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 without any impact from COVID-19, with completion expected in the first half of 2022. Manufacture of GMP drug product for our Phase 2b clinical trial was completed in September 2020, with additional batches manufactured in the third quarter of 2021, also without any impact from COVID-19. Scale-up of manufacturing of a new drug product formulation and delivery device for use in Phase 3 clinical tials, which is expected to be completed in 2022, has so far proceeded without any adverse impact from COVID-19.

Notwithstanding the foregoing, the future impact of the COVID-19 pandemic on our industry, the healthcare system and our current and future operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the impact of new strains of the virus, the effectiveness and availability of vaccines and antiviral medications, the pace of these efforts, the actions taken to contain the pandemic or mitigate its impact, any additional preventative and protective actions that governments may direct, and the direct and indirect economic effects of the pandemic and containment measures, among others. See “Item 1A. Risk Factors” for a discussion of the potential adverse impact of COVID-19 on our business, results of operations and financial condition.

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

The successful development and commercialization of product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

●	the timing and progress of nonclinical and clinical development activities;
●	the number and scope of nonclinical and clinical programs we decide to pursue;
●	the ability to raise necessary additional funds;
●	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
●	our ability to maintain our current development program and to establish new ones;
●	our ability to establish new licensing or collaboration arrangements;
●	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
●	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
●	the availability of drug substance, drug product, and delivery devices utilized in the production of our product candidate;
●	establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidate is approved;
●	our ability to obtain and maintain patents, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	our ability to protect our rights in our intellectual property portfolio;
●	the commercialization of our product candidate, if and when approved;
●	obtaining and maintaining third-party insurance coverage and adequate reimbursement;

●	the acceptance of our product candidate, if approved, by patients, the medical community and third-party payors;
●	competition with other products;
●	the impacts of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19, on the supply of our product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and
●	a continued acceptable safety profile of our therapy following approval.

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

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$19,470	$17,379	$2,091	12%
General and administrative	4,883	4,159	724	17%
Total operating expenses	24,353	21,538	2,815	13%
Loss from operations	(24,353)	(21,538)	(2,815)	13%
Other income, net	23	135	(112)	(83)%
Net loss	$(24,330)	$(21,403)	$(2,927)	14%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$16,883	$16,212	$671	4%
Personnel and related costs	2,587	1,167	1,420	122%
Total research and development expenses	$19,470	$17,379	$2,091	12%

Research and development expenses were $19.5 million and $17.4 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $2.1 million, or 12%. Direct costs for our EFX program increased $0.7 million, attributed to a $4.3 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials offset by a $3.6 million decrease due to the timing of third-party contract manufacturing expenses for EFX. Personnel and related costs increased $1.4 million, due to a $0.4 million increase in stock-based compensation expense and a $1.0 million increase in wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $4.9 million and $4.2 million for the three months ended September 30, 2021 and 2020, respectively, an increase of $0.7 million, or 17% which was due primarily to increased stock-based compensation expense.

Other income

Other income for the three months ended September 30, 2021 is comprised primarily of less than $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.1 million for the three months ended September 30, 2020. This decrease is related to lower market interest rates available on our investment funds.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$54,048	$39,207	$14,841	38%
General and administrative	14,399	11,164	3,235	29%
Total operating expenses	68,447	50,371	18,076	36%
Loss from operations	(68,447)	(50,371)	(18,076)	36%
Other income, net	94	875	(781)	(89)%
Net loss	$(68,353)	$(49,496)	$(18,857)	38%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$47,179	$35,904	$11,275	31%
Personnel and related costs	6,869	3,303	3,566	108%
Total research and development expenses	$54,048	$39,207	$14,841	38%

Research and development expenses were $54.0 million and $39.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $14.8 million, or 38%. Direct costs for our EFX program increased $11.3 million, attributed primarily to an $8.8 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $2.8 million increase in third-party contract manufacturing expenses for EFX, offset partially by a decrease of $0.4 million for non-clinical research expenses. Personnel and related costs increased $3.6 million, due to a $1.1 million increase in stock-based compensation expense and a $2.5 million increase in wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $14.4 million and $11.2 million for the nine months ended September 30, 2021 and 2020, respectively, an increase of $3.2 million, or 29% which was due primarily to a $2.2 million increase in stock-based compensation expense and a $0.9 million increase in wage and wage-related expenses resulting from increased staff.

Other income

Other income for the nine months ended September 30, 2021 is comprised primarily of $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.9 million for the nine months ended September 30, 2020. This decrease is related to lower market interest rates available on our investment funds.

Liquidity and capital resources

From our inception through September 30, 2021, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through September 30, 2021, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of September 30, 2021, we had cash, cash equivalents and short-term marketable securities of $215.1 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(52,986)	$(47,409)
Net cash provided by (used in) investing activities	30,280	(27,660)
Net cash provided by financing activities	359	203,048
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,347)	$127,979

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2021 was $53.0 million, consisting of a net loss of $68.4 million which was partially offset by non-cash charges of $8.2 million and changes in our operating assets and liabilities of $7.2 million. The non-cash charges are primarily related to $7.4 million of stock-based compensation expense. The change in operating assets and liabilities was primarily due to increases of $3.2 million in prepaid expenses and other assets, $3.5 million in accounts payable and $7.1 million in accrued expenses and other current liabilities, all of which are related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities.

Cash used in operating activities for the nine months ended September 30, 2020 was $47.4 million, consisting of a net loss of $49.5 million and changes in our operating assets and liabilities of $2.1 million, offset by non-cash charges of $4.2 million for stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2021 was $30.3 million consisting of $73.8 million from the maturities of short-term marketable securities offset by $43.6 million in purchases of short-term marketable securities.

Cash used in investing activities for the nine months ended September 30, 2020 was $27.7 million, consisting of $78.5 million from the sales and maturities of short-term marketable securities offset by $106.0 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.4 million from the exercise of stock options and the issuance of employee stock purchase shares.

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

●	the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for EFX or any future product candidates we may develop;
●	timing delays, if any, with respect to preclinical and clinical development of EFX or any future product candidates we may develop as a result of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19;
●	our ability to maintain our license to EFX from Amgen;
●	the outcome, timing and cost of seeking and obtaining regulatory approvals from the FDA and comparable foreign regulatory authorities, including the potential for such authorities to require that we perform more nonclinical studies or clinical trials than those that we currently expect or change their requirements on studies or trials that had previously been agreed to;
●	the cost to establish, maintain, expand, enforce and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with licensing, preparing, filing, prosecuting, defending and enforcing any patents or other intellectual property rights;
●	the effect of competing technological and market developments;
●	market acceptance of any approved product candidate, including product pricing, as well as product coverage and the adequacy of reimbursement by third-party payors;
●	the cost of acquiring, licensing or investing in additional businesses, products, product candidates and technologies;
●	the cost and timing of selecting, auditing and potentially validating a manufacturing site for commercial scale manufacturing;
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval and that we determine to commercialize; and
●	our need to implement additional internal systems and infrastructure, including financial and reporting systems.

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

The following table represents our non-cancelable contractual obligations aggregated by type (in thousands):

	Payments due by period as of
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years

	(in thousands)
Operating lease obligations[1]	$1,941	$309	$647	$687	$298
Purchase obligations[2]	11,123	11,123	—	—	—
Total non-cancelable contractual obligations	$13,064	$11,432	$647	$687	$298

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

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the Securities and Exchange Commission on March 16, 2021. There were no material changes to our critical accounting policies through September 30, 2021 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three and nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the COVID-19 pandemic, in March 2020, all of our employees began working remotely and continue to do so. We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment, in part because our internal control over financial reporting was designed to operate in a remote working environment. We are continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the ongoing Phase 2b HARMONY and SYMMETRY studies, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the HARMONY and SYMMETRY studies and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

Factors that may generally affect patient enrollment include:

●	the size and nature of the patient population;
●	the number and location of clinical sites we enroll;
●	the ability of our clinical sites to maintain adequate personnel;
●	competition with other companies for clinical sites or patients;
●	the eligibility and exclusion criteria for the trial;
●	the design of the clinical trial;
●	inability to obtain and maintain patient consents;
●	risk that enrolled participants will drop out before completion; and
●	competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AbbVie, Inc., AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., CymaBay Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Ionics Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are or may be pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining U.S. Food and Drug Administration, or FDA, approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the HARMONY study or the SYMMETRY study will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

●	the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our investigational new drug, or IND;
●	delays in filing or receiving allowance of additional IND applications that may be required;
●	lack of adequate funding to continue our clinical trials and nonclinical studies;
●	negative results from our ongoing nonclinical studies;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	challenges in recruiting and enrolling subjects to participate in clinical trials, the proximity of subjects to study sites, eligibility criteria for the clinical study, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;
●	severe or unexpected drug-related side effects experienced by subjects in a clinical trial;
●	we may decide, or regulatory authorities may require us, to conduct additional nonclinical or clinical trials or abandon product development programs;
●	delays in validating, or inability to validate, any endpoints utilized in a clinical trial;
●	the FDA or comparable foreign regulatory authorities may disagree with our clinical study design and our interpretation of data from clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical trials;
●	difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdrawal due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest; and
●	the impact of COVID-19 on the initiation or completion of clinical trials or the reporting of results of our clinical trials and the supply of our product candidate.

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance, finished drug product or delivery device for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and one of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

We have developed a new freeze-dried, or lyophilized, drug product formulation of EFX for use in Phase 3 clinical trials and commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH, and will be administered through a dual-chamber, pre-filled syringe in Phase 3 clinical trials. Scale-up of manufacturing for this combination of a new EFX formulation and delivery device is expected to be completed in 2022, with release of the finished combination product for use in Phase 3 clinical trials anticipated in the first half of 2023. There is no assurance that we will be successful in completing development of our new formulation with a preferred device on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation or its presentation as a drug-device combination product, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

We contract with third parties for the manufacture of EFX and the delivery device utilized for EFX and expect to continue to do so for future clinical trials and for commercialization of EFX as well as for any future product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of EFX, or the delivery devices utilized for EFX, or any future product candidates or medicines or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities. We currently rely, and expect to continue to rely, on third-party manufacturers for the manufacture of EFX, delivery devices utilized for EFX or any future product candidates for nonclinical and clinical testing and for commercial supply of any of these product candidates for which we obtain marketing approval. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. To the extent any issues arise with our third-party manufacturers, we may be unable to establish any agreements with any other third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the possible breach of the manufacturing agreement by the third party;
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
●	reliance on the third party for regulatory compliance, quality assurance and safety and pharmacovigilance reporting.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. For our product candidates that are biologic-device combination products, third-party manufacturers may not be able to comply with cGMP regulatory requirements applicable to biologic-device combination products, including applicable provisions of the FDA’s drug product cGMP regulations, device cGMP requirements embodied in the FDA’s Quality System Regulation, or QSR, or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers, such as delays in performance due to COVID-19, could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of bulk drug substance or for the manufacture of our drug product-delivery device combination. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there potentially are alternative manufacturers who could manufacture our drug substance or drug product-delivery device combination or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of EFX or any future product candidates or medicines may adversely affect our future profit margins and our ability to commercialize any medicines that receive marketing approval on a timely and competitive basis.

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

The processes involved in manufacturing our product candidates, including pre-filled syringe presentations of our product candidates, are complex, expensive, highly regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including, for example, complying with cGMPs, applicable product tracking and tracing requirements and applicable QSRs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, in the case of CMOs that supply our product candidate, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

Even if we were to successfully obtain approval from the FDA and foreign regulatory authorities for EFX, any approval might contain significant limitations related to use, including limitations on the stage of disease EFX is approved to treat, as well as restrictions for specified age groups, warnings, precautions or contraindications. Furthermore, even if we obtain regulatory approval for EFX, we will still need to develop a commercial infrastructure or develop relationships with collaborators to commercialize, establish a commercially viable pricing structure and obtain coverage and adequate reimbursement from third-party payors, including government healthcare programs. If we, or any future collaborators, are unable to successfully commercialize EFX, we may not be able to generate sufficient revenue to continue our business.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our recently completed BALANCED study and our recently initiated HARMONY and

SYMMETRY studies, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and its BLA will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

We may also evaluate EFX or any other future product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA or similar regulatory authorities outside of the United States. We will not be able to market and sell EFX or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA or similar regulatory authorities outside of the United States do not approve these other drugs or revoke their approval, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with EFX or any other product candidate we develop, we may be unable to obtain approval of or market EFX or any other product candidate we develop.

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

There is intense competition for qualified personnel, including management, in the technical fields in which we operate, and we may not be able to attract and retain qualified personnel necessary for the successful research, development and commercialization of EFX or any future product candidates. In particular, we have experienced a very competitive hiring environment in the San Francisco Bay Area, where we are headquartered. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

As of September 30, 2021, we had 31 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

We may be unable to obtain intellectual property rights or technology necessary to develop and commercialize EFX or any future product candidates.

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

EFX or our future product candidates could fail to receive regulatory approval from the FDA or a comparable foreign regulatory authority for many reasons, including:

●	disagreement with the design or implementation of our clinical trials;
●	failure to demonstrate that a product candidate is safe and effective for its proposed indication;
●	failure of clinical trials to meet the level of statistical significance required for approval;
●	failure to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	disagreement with our interpretation of data from nonclinical studies or clinical trials;
●	the insufficiency of data collected from clinical trials of EFX or any future product candidates to obtain regulatory approval;
●	failure to obtain approval of the manufacturing processes or facilities of third-party manufacturers with whom we contract for clinical and commercial supplies; or
●	changes in the approval policies or regulations that render our nonclinical and clinical data insufficient for approval.

The FDA or a comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve EFX or any future product candidates for fewer or more limited indications than we request, may require labeling or a Risk Evaluation Mitigation Strategy, or REMS, that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

Additional time may be required to obtain regulatory approval for our product candidates because they are combination products.

EFX is being developed, and future product candidates may be developed, as combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug/biologic components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States and Europe. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate premarket review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug or biologic and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in Europe.

While we intend to seek designations for our product candidates with the FDA and comparable other regulatory authorities that are intended to confer benefits such as a faster development process or an accelerated regulatory pathway, there can be no assurance that we will successfully obtain such designations. In addition, even if one or more of our product candidates are granted such designations, we may not be able to realize the intended benefits of such designations.

The FDA and comparable other regulatory authorities offer certain designations for product candidates that are designed to encourage the research and development of product candidates that are intended to address conditions with significant unmet medical need. These designations may confer benefits such as additional interaction with regulatory authorities, a potentially accelerated regulatory pathway and priority review. Despite these designations, there can be no assurance that we will successfully obtain these or other designations for any of our other product candidates. In addition, while such designations could expedite the development or review process, they generally do not change the standards for approval. Even if we obtain such designations for one or more of our product candidates, there can be no assurance that we will realize their intended benefits.

For example, we may seek a Breakthrough Therapy designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

In addition, in October 2021, the FDA granted Fast Track designation for EFX for the treatment of NASH, and we may seek Fast Track Designation for some of our future product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for EFX for the treatment of NASH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not result in expedited development and does not necessarily result in expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

Our failure to obtain regulatory approval in international jurisdictions would prevent us from marketing EFX or any future product candidates outside the United States.

We intend to market any approved products in the United States, the European Union, Japan and other foreign jurisdictions. Even if our products are approved for marketing in the United States, in order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country. For example, even if EFX is approved in the United States, the EMA may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans in the European Union. Moreover, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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

Clinical trials are conducted in representative samples of the potential patient population which may have significant variability. Even if we receive regulatory approval for EFX or any of our future product candidates, we will have tested them in only a small number of patients during our clinical trials. Clinical trials are by design based on a limited number of subjects and of limited duration for exposure to the product used to determine whether, on a potentially statistically significant basis, the planned safety and efficacy of any product candidate can be achieved. As with the results of any statistical sampling, we cannot be sure that all side effects of our product candidates may be uncovered, and it may be the case that only with a significantly larger number of patients exposed to the product candidate for a longer duration, may a more complete safety profile be identified. Further, even larger clinical trials may not identify rare serious adverse effects or the duration of such studies may not be sufficient to identify when those events may occur. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. There have been other products that have been approved by the regulatory authorities but for which safety concerns have been uncovered following approval. Such safety concerns have led to labelling changes or withdrawal of products from the market, and any of our product candidates may be subject to similar risks. Additionally, we may be required to conduct additional nonclinical and clinical trials, require additional warnings on the label of our product candidate, reformulate our product or make changes, create a medication guide outlining the risks of such side effects for distribution to patients and obtain new approvals for our and our suppliers’ manufacturing facilities for EFX and any future product candidates. We might have to withdraw or recall our products from the marketplace. We may also experience a significant drop in the potential sales of our product if and when regulatory approvals for such product are obtained, experience harm to our reputation in the marketplace or become subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

In addition, manufacturers of our products, if approved, and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and applicable QSRs, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, EFX, or any future product candidates or the manufacturing facilities for EFX, the delivery devices used for EFX, or any future product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

●	issue safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings about such product;
●	mandate modifications to instructions for use;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
●	require that we conduct post-marketing studies;
●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend marketing of, withdraw regulatory approval of or recall such product;
●	suspend any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products or require us to initiate a product recall.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2021 and 2020, we reported net losses of $68.4 million and $49.5 million, respectively. For the years ended December 31, 2020 and 2019, we reported net losses of $79.2 million and $43.8 million, respectively. As of September 30, 2021, we had an accumulated deficit of $277.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

●	conduct larger scale clinical trials for our product candidate, EFX, and any future product candidates;
●	discover and develop new product candidates, and conduct nonclinical studies and clinical trials;
●	incur setbacks or delays to the initiation or completion of preclinical and non-clinical studies, product development and/or clinical trials due to the COVID-19 pandemic;
●	incur any disruption or delays to the supply of our product candidate due to the COVID-19 pandemic;

●	manufacture, or have manufactured, clinical and commercial supplies of our product candidates;
●	seek regulatory approvals for EFX or any future product candidates;
●	commercialize EFX or any future product candidates, if approved;
●	attempt to transition from a company with a development focus to a company capable of supporting commercial activities, including establishing sales, marketing and distribution infrastructure;
●	hire additional clinical, scientific, and management personnel;
●	add operational, financial, and management information systems and personnel;
●	identify additional compounds or product candidates and acquire rights from third parties to those compounds or product candidates through licenses; and
●	incur additional costs associated with operating as a public company.

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

As of September 30, 2021, we had $215.1 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Commercialization and Market Acceptance

Risks Related to Commercialization

Even if we commercialize EFX or any future product candidates, if approved, these products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-

Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE* 104*	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*).
*	Filed herewith.
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

AKERO THERAPEUTICS, INC.

Date: November 12, 2021	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)