Form 10-K
period 2021-12-31
Akero Therapeutics, Inc.
filed 2022-02-25
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $768,216,344 as of June 30, 2021 (based on a closing price of $22.61 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2022, the total number of shares outstanding of the registrant’s Common Stock was 35,012,935 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2021. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business includes:

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with nonalcoholic steatohepatitis (“NASH”), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to the ongoing coronavirus disease (“COVID-19”) pandemic.
●	We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
●	Failures or delays in the commencement or completion of, or ambiguous or negative results from our planned clinical trials of our product candidates, could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.
●	Clinical development is uncertain and our clinical trials for efruxifermin (“EFX”) and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
●	The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, or fail to meet rigorously enforced regulatory standards, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.
●	We are heavily dependent on the success of EFX, our only product candidate.
●	If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.
●	We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
●	If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
●	We may be required to make significant payments under our license agreement for EFX.
●	The regulatory approval processes of the U.S Food and Drug Administrations (the “FDA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
●	Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
●	Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
●	We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
●	We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.
●	We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.
●	Business interruptions resulting from the ongoing COVID-19 pandemic or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

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

These forward-looking statements include, among other things, statements about:

●	the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
●	our ability to successfully conduct and complete our ongoing Phase 2b clinical trial of EFX in patients with NASH who have F2 or F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in patients with NASH who have cirrhosis (F4 fibrosis, compensated), known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines during the ongoing COVID-19 pandemic;
●	the potential for COVID-19 or other pandemic, epidemic or outbreak of an infectious disease, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
●	our ability to advance any product candidate into or successfully complete any clinical trial;
●	our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to obtain and maintain regulatory approval, if obtained, of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
●	the ability to license additional intellectual property relating to any future product candidates and to comply with our existing license agreement;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	the success of competing therapies that are or become available;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans to research, develop and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	the impact of laws and regulations; and

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

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

PART I

Item 1.  Business

Overview

We are a clinical-stage company developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in pre-cirrhotic patients with F2-F3 fibrosis and the SYMMETRY study in cirrhotic patients with compensated F4 fibrosis. We expect to report results from the HARMONY study in the third quarter of this year. Based on clinical data to date, which include evidence of substantial rates of fibrosis regression among biopsy-confirmed patients treated with EFX for only 16 weeks, we believe EFX has the potential, if approved, to be a best-in-class FGF21 analog for treating NASH.

The rapidly rising prevalence of NAFLD and NASH is driven by the global obesity epidemic and the resulting accumulation of excessive liver fat. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and, as disease progresses, can lead to fibrosis and ultimately cirrhosis. According to a study published in Hepatology (2018), the prevalence of NASH in the United States is projected to increase to 27.0 million by 2030, including a doubling in prevalence among patients with advanced fibrosis. Cardiovascular disease remains the leading cause of death in patients with NASH. About half of all patients with NASH also have Type 2 Diabetes Mellitus, or T2D. We believe an optimal NASH therapy should reduce risks of cardiovascular disease, improve glycemic control, and reverse fibrosis. Unfortunately, there are currently no approved therapies for NASH and many late-stage therapeutic candidates have shown limited efficacy and/or unwanted side effects that have the potential to increase certain mortality risks for patients with NASH.

The Phase 2b HARMONY and SYMMETRY studies build on the results of three prior randomized, double-blind, placebo-controlled clinical trials, in which a total of 162 adult patients with either NASH (n=79) or T2D (n=83) were treated with EFX for up to 16 weeks. Our Phase 2a BALANCED study showed EFX’s potential to reverse fibrosis and restore metabolic health while maintaining a favorable cardiovascular profile. Among 40 EFX-treated patients with F1-F3 fibrosis who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Improvements in metabolic health included significant relative reductions in liver fat (up to 71%), significant reductions in HbA1c (up to 0.9% in patients with NASH and T2D) and significant reductions in triglycerides (up to 45%), a key attribute as cardiovascular disease remains the number one cause of mortality in patients with NASH. Across EFX groups, the most frequent adverse events were grade 1 or 2 gastrointestinal events, which were transient in nature.

Results among a subset of patients from the 16-week BALANCED main study who had F2 or F3 fibrosis at baseline as well as results from an expansion cohort of patients with cirrhotic NASH (F4, compensated) support our confidence that histological improvements will be observed in the ongoing HARMONY and SYMMETRY studies, where patients are being treated for longer periods of 24 and 36 weeks, respectively. Among BALANCED study patients who had F2-F3 fibrosis at baseline, 68% had at least a one-stage improvement in fibrosis and 50% had a two-stage fibrosis improvement. We also observed that 33% of patients with cirrhosis (F4, compensated) achieved a one-stage improvement fibrosis without worsening of NASH after just 16 weeks.

The FDA and European Medicines Agency, or EMA, have respectively granted a Fast Track designation and a Priority Medicines, or PRIME, designation for EFX for the treatment of NASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet a high unmet medical need. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization applications.

As demonstrated across three separate clinical trials in patients with NASH and/or T2D, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly-differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations.

In June 2018, we acquired exclusive global development and commercialization rights to EFX from Amgen Inc., or Amgen, which leveraged its deep protein engineering expertise to design and develop EFX. As of February 7, 2022, our patent portfolio relating to EFX and other peptides included 154 issued patents and 22 pending patents worldwide, with expected patent exclusivity up to 2034 in the United States, including potential patent term extension. Since EFX is a biologic, marketing approval would also provide twelve years of market exclusivity from the approval date of a Biologics License Application, or BLA, in the United States.

Our management team has extensive experience in drug discovery, development and commercialization, and has been involved in the approvals of more than 20 medicines. Our Chief Executive Officer, Andrew Cheng, MD, PhD, was formerly Chief Medical Officer at Gilead, and responsible for clinical development for Gilead's HIV program. Our Chief Development Officer, Kitty Yale, led global clinical operations and management of Gilead’s oncology, HIV, inflammation and liver disease trials. Our Chief Scientific Officer, Tim Rolph, DPhil, was formerly Chief Scientific Officer of Pfizer's Cardiovascular & Metabolic Disease Research Unit, and oversaw Pfizer's FGF21 program. We believe that our team is well positioned to leverage its collective experience in drug development and in-depth knowledge of FGF21 biology and metabolic diseases to develop and commercialize products that will have significant benefits for patients with NASH and other serious metabolic diseases with high unmet medical need.

Our Strategy

Our goal is to become a leading biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need, with an initial focus on NASH. The key components of our strategy are to:

Advance EFX through clinical development in both pre-cirrhotic (F2/F3) and cirrhotic (F4, compensated) NASH. We believe that EFX has the potential to be a best-in-class FGF21 analog, if approved, for the treatment of NASH. Data from our Phase 2a BALANCED study suggest that EFX has the potential to achieve industry-leading levels of fibrosis improvement as well as resolution of steatohepatitis and improvements in glycemic control and lipoprotein profile. We are committed to accelerating development as much as possible for patients with either pre-cirrhotic or cirrhotic NASH, consistent with guidance from regulatory authorities.

Scale our capabilities to support development and commercialization of EFX. We are scaling our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market EFX. We have successfully manufactured drug substance at Boehringer Ingelheim and are scaling up manufacturing of a new drug product/device combination at Vetter Pharma to supply our Phase 3 program. When appropriate, we intend to develop the commercial infrastructure required for bringing EFX to patients with NASH in the United States, if approved. We also plan to evaluate options, including potential strategic collaborations, for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China.

Leverage our knowledge of FGF21 biology to bring EFX to additional patients with metabolic diseases. Numerous publications have shown that increases in endogenous FGF21 expression occur in response to various types of metabolic and cellular stress arising from obesity, diabetes, mitochondrial diseases and cardiovascular disease, as well as NASH. EFX has been engineered to reproduce the biological activity profile of native FGF21 while also addressing certain therapeutic limitations, such as a short half-life. We are exploring opportunities to develop EFX for additional indications where there is a compelling scientific rationale, strong clinical tractability and significant unmet medical need.

Enhance our position as a leading metabolic disease company by developing, acquiring or in-licensing additional investigational product candidates. We are continually evaluating opportunities to build a robust pipeline of potential leading treatments for serious metabolic diseases. We may select additional assets for their potential as stand-alone monotherapies or for eventual use in combination with other products.

Our Pipeline

Our pipeline is anchored by EFX, a potential best-in-class FGF21 analog for treatment of NASH, if approved. We have one EFX program focused on patients with pre-cirrhotic NASH (F2-F3), which is supported by the HARMONY study, an ongoing Phase 2b clinical trial. We have a second EFX program focused on patients with cirrhotic NASH (F4, compensated), which is supported by the SYMMETRY study, an ongoing Phase 2b clinical trial. These two programs align with FDA guidance published in 2018 and 2019, which recommends different regulatory approval pathways for patients with pre-cirrhotic and cirrhotic NASH.

Akero’s Pipeline

NASH Overview

NASH is a severe form of NAFLD, which is driven by the global obesity epidemic. Patients with NAFLD have an excessive accumulation of fat in the liver resulting from an excess of caloric intake over energy needs. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and can cause extensive scarring, or fibrosis, of the liver, as the liver attemps to repair and replace damaged cells.

Patients with NASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As NASH progresses, cardiovascular-related morbidity and mortality also increase, with cardiovascular disease being the most frequent cause of death in patients with NASH. The prevalence of patients with advanced fibrosis (F2-F4) in the United States is projected to rise 14.1 million by 2030, representing a roughly 100% increase from an estimated 6.7 million in 2016.

Diagnosis and disease burden

NASH is currently diagnosed through liver biopsy and its severity is measured using scoring systems that assess the extent and severity of steatosis, lobular inflammation, hepatocellular ballooning and fibrosis. Some patients may be diagnosed with NASH after presenting with symptoms such as general fatigue and nondescript abdominal discomfort. However, NASH diagnosis more commonly follows detection of elevated liver enzymes on routine lab tests or detection of an enlarged steatotic liver by abdominal imaging. Although noninvasive methods, including a combination of imaging, such as Magnetic Resonance Imaging Protein Density Fat Fraction, or, MRI-PDFF, and fibroscan, and plasma biomarkers of fibrosis, such as Pro-C3, are being evaluated as potential diagnostic tools, none have yet been validated for use in formal NASH diagnosis.

Two different scoring systems are most commonly used in the United States to measure the severity of NASH: the NAFLD activity score, or NAS, and fibrosis stage. The NAS, which was developed for, and generally only used in, clinical trials, is a measure of liver histology that grades disease activity in patients with NAFLD and NASH. A patient may receive a composite NAS score of 0-8, which is comprised of three individual scores: (1) steatosis, scored 0-3 according to the percentage of a microscopic field showing steatosis, (2) lobular inflammation, scored 0-3 according to the number of immune cell foci per 20x optical field in a microscope, and (3) hepatocellular ballooning, scored 0-2 according to the number of ballooning cells in a microscopic field. In addition, fibrosis staging is used to classify the extent and severity of fibrosis with a scoring system based on a scale from 0-4, or F0-F4. Early, discrete fibrosis is classified as F1 or F2, whereas bridging fibrosis is classified as F3. As more hepatocytes die and scarring becomes extensive, the liver becomes cirrhotic, which is classified as stage F4.

Patients with NASH are at increased risk of liver damage and other complications. Fibrosis is generally reversible in its early-to-mid stages. However, late-stage fibrosis can be irreversible in the absence of therapy and prevents the liver from performing its natural functions.

NASH is commonly associated with metabolic comorbidities, including obesity, T2D, dyslipidemia and hypertension. In addition, the majority of patients with NASH also present with metabolic syndrome. As shown in the figure below, which is based on a pooled meta-analysis of multinational clinical trial data published in Hepatology (2017), liver-related mortality increases with fibrosis stage. As compared to healthy individuals, patients with NASH also experience higher all-cause morbidity and mortality resulting from major adverse cardiovascular events, and non-liver cancers. The most common cause of death in patients with NASH is cardiovascular disease. As with liver-related mortality, all-cause mortality also increases with fibrosis stage. Our focus is on patients with F2-F4 fibrosis, which have the highest liver-related and non-liver-related mortality rates among patients with NASH.

All-cause NASH mortality

Market size and trends

According to studies published in Hepatology (2018) and F1000Research (2018), more than one billion people worldwide were estimated to have NAFLD in 2016, including an estimated 85 million individuals in the United States. Approximately 10-20% of patients with NAFLD progress to NASH, including an estimated 17.3 million individuals in the United States and 16.4 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan in 2016. As the population ages, the prevalence of NASH is projected to increase approximately 50% by 2030 to a total of 27.0 million individuals in the United States and 22.5 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom and Japan. However, NASH afflicts all age groups, including teenagers and young adults, for whom the loss of quality-adjusted life years will be substantial unless progression to late-stage diseases can be halted or reversed. According to a study published in Hepatology (2016), in the absence of approved therapies, direct healthcare costs associated with NAFLD and NASH in the United States were estimated to be approximately $100 billion in 2016.

Growth in prevalence of NASH in the United States is projected to be greatest in patients with stage F2-F4 fibrosis, with more than a doubling across these stages between 2016 and 2030 and higher growth rates with each advancing fibrosis stage. More than 14 million Americans are projected to have NASH with F2, F3 or F4 fibrosis in the United States by 2030, with over ten million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan. This rapid growth in advanced fibrosis reflects the impact of the late 20th century obesity epidemic, leading patients over time to progress through NAFLD to advanced NASH.

Emerging therapies in development

There are no therapies currently approved for the treatment of NASH. The current standard of care is diet and exercise. Although diet and exercise are effective for some patients in the treatment of NASH when maintained, adherence to this treatment regimen is generally poor. In addition, according to studies in Gastroenterology (2016) and the New England Journal of Medicine (2021), a substantial portion of patients who achieve siginfcant weight loss do not experience fibroris regression and, among those who do reverse fibrosis, it typically takes 4-5 years.

The multistep progression of NASH pathogenesis offers a variety of potential approaches for therapeutic intervention and many of these approaches have been explored with one or more therapeutic candidates. During the last few years, many NASH therapeutic candidates have had discouraging clinical trial results due to unfavorable efficacy and/or safety results; a substantial number of programs have been discontinued. Disappointing clinical results have especially been associated with therapeutic candidates designed to target late-stage disease by mitigating inflammation and reversing fibrosis, which have been labeled as “anti-fibrotic” mechanisms. Available data suggest that focusing only on suppressing inflammation and fibrosis is unlikely to deliver sustained reversal of fibrosis or resolution of NASH because the processes underlying NASH pathogenesis are not being addressed.

Clinical data has been more promising for “metabolic” therapeutic mechanisms that target earlier-stages of NASH pathogenesis, including excessive liver fat accumulation. Recent data for metabolic therapeutic candidates are consistent with data from anti-viral treatment of hepatitis C and modification of diet and exercise as a treatment for NASH. In each of these two cases, targeting the processes underlying inflammation and fibrosis of the liver can lead to reversal of fibrosis, even without a directly anti-fibrotic intervention. However, some of the encouraging data for metabolic therapeutic mechanisms has been offset by unwanted side effects, which may limit their ability to be used as treatment for patients with NASH. For instance, some NASH candidates have been shown to substantially increase plasma levels of low-density lipoprotein cholesterol, or LDL-C, or triglycerides, each of which is an independent causal risk factor for cardiovascular disease. Patients with NASH are already at increased risk for cardiovascular events. We therefore believe interventions that could be associated with increased cardiovascular risk may struggle to gain marketing approval from regulatory authorities and, if approved, may not be prescribed widely by treating physicians.

We believe the greatest potential for effective NASH treatment requires addressing both the late-stage fibrosis and the underlying processes of NASH pathogenesis with a favorable cardiovascular profile and without increasing the potential for drug-drug interactions associated with small molecules. Some NASH candidates are being evaluated for use in combination with one or more other investigational or marketed drugs to intervene at different stages of NASH pathogenesis and manage unwanted side effects. However, combining multiple interventions, particularly multiple small molecules, places an additional burden of drug metabolism and clearance upon already stressed hepatocytes.

We believe EFX has unique properties with the potential to address the complex pathogenesis of NASH as a foundational monotherapy: reducing liver fat, restoring metabolic balance, and reversing fibrosis while simultaneously improving independent risks of cardiovascular disease, without worsening any aspect of NASH pathogenesis.

Harnessing FGF21’s Natural Metabolic and Anti-Fibrotic Effects

EFX harnesses the natural properties of FGF21 as a potential treatment for NASH. Specifically, EFX has been engineered to overcome the limitations of endogenous FGF21 by extending half-life from less than two hours to 3-4 days while maintaining FGF21’s natural role in alleviating cellular stress and regulating whole-body metabolism. Consequently, EFX has the potential to address the underlying metabolic disease drivers of NASH while also reversing liver fibrosis. We believe EFX has the potential to be the leading FGF21 analog that most closely mimics the native protein with a long half-life that supports convenient weekly dosing.

Overview of FGF21 biology

Fibroblast growth factors, or FGFs, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. FGF21 is part of a sub-family of FGFs, known as endocrine FGFs, which are unique among FGFs because they initiate their biological effects by binding tightly to a cell surface receptor known as Beta Klotho, or bKlotho. After this initial binding, FGF21 triggers signaling pathways within cells, such as hepatocytes and adipocytes, by binding to a second class of cell-surface receptor, known as the FGF receptors, or FGFRs. FGF21 binds to three specific FGFRs, known as FGFR1c, FGFR2c and FGFR3c. Once a co-receptor complex has formed with bKlotho and one of the FGFRs, a series of intracellular signaling cascades is initiated. These signaling cascades enable FGF21 to exert its biological functions, which include regulation of energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulation of pathways that mitigate against intracellular stress. FGF21 cannot signal through cell membranes without both an intact C-terminus and an intact N-terminus to bind, respectively, to bKlotho and FGFR. We believe EFX has been engineered to maximize binding at both the C-terminus and N-terminus, which distinguishes EFX from other FGF21 analogs.

EFX is designed to overcome the limitations of native FGF21 as a therapeutic

EFX has been engineered to overcome the limitations of native FGF21 while retaining balanced agonism across FGFR1c, FGFR2c and FGFR3c. Specifically, EFX delivers: (1) protection against proteolysis and reduction of renal clearance, (2) an increased half-life from less than two hours to 3-4 days, (3) minimization of the potential for aggregation in solution and (4) improved binding affinity for bKlotho. These attributes are accomplished through a combination of three amino acid substitutions in the FGF21 protein sequence and an Fc-fusion protein scaffold similar to the platform used for Enbrel and Trulicity. As illustrated in the figure below, each EFX molecule consists of two Fc-FGF21 molecules linked by two disulfide bridges. The N-terminus of the FGF21 moiety is connected to the Fc portion of EFX through a polyglycine-serine linker. Our patents include claims directed to Fc fusion with a recombinantly modified FGF21 as well as claims directed to an FGF21 polypeptide comprising combinations of point mutations at positions 98, 171 and 180 of mature human FGF21.

Protein engineering of EFX

EFX maintains balanced agonism of FGFR1c, FGFR2c and FGFR3c to mimic native FGF21

EFX was designed through an empirical discovery process that incorporated in vitro and in vivo measurements of receptor agonism to assess which of many tested discovery candidates yielded the most attractive drug properties. EFX was selected for clinical evaluation over other discovery candidates, which included a proprietary PEGylated FGF21 analog and two versions of a two-point mutation Fc-fusion protein known as RG (with mutations at positions 98 and 171, but not 180), one of which had the Fc fused to the C-terminus while the other had it fused to the N-terminus of the modified FGF21. In comparative in vitro receptor agonism assays, EFX exhibited the greatest potency for each of FGFR1c, FGFR2c, and FGFR3c among the candidates tested. Furthermore, the potency of EFX for FGFR1c, FGFR2c and FGFR3c was comparable to that of recombinantly-expressed human FGF21.

In vitro receptor agonism assays do not necessarily predict receptor binding when administered in humans. We therefore believe human clinical data is necessary to confirm whether balanced agonism of the FGF receptors is truly achieved. Because certain FGF receptors are expressed predominantly in liver tissue while others are expressed predominantly in peripheral tissue, the extent of binding to different receptors can be assessed from the pharmacodynamic effects in human clinical trials. Increases in adiponectin, for example, depend on activation of FGFR1c in adipose tissue. We believe EFX’s balanced effects when administered in human clinical trials confirm that EFX’s unique engineering results in balanced agonism in vivo as well as in vitro.

The effects observed in clinical trials with EFX contrast with observations from clinical trials evaluating certain pegylated or glycopegylated FGF21 analogs, which we believe may be attributed to the potential for pegylated moieties to accumulate in the liver. For example, each of two FGF21 analogs for which histology results have been reported publicly, one of which is pegylated and one of which is glycopegylated, were observed to have substantially lower rates of fibrosis improvement than observed with EFX. We also observed more substantial reductions in triglycerides and increases in adiponectin than was reported for these two FGF21 analogs, among other measures. We believe the unique and proprietary engineering of EFX, including its targeted amino acid substitutions and Fc fusion scaffold, as described above, may be responsible for the differentiated clinical effects observed after treatment with EFX compared with other pegylated FGF21 analogs.

EFX exerts both metabolic and anti-fibrotic effects with a favorable cardiovascular profile

We believe intervening across the core processes underlying NASH pathogenesis is the most effective way to restore health to the liver of patients with NASH and reduce the risk of cardiovascular disease, which is the leading contributor to mortality and morbidity among these patients. By mimicking FGF21, EFX has the potential to intervene in each of the core processes underlying NASH pathogenesis acting as both a metabolic and anti-fibrotic therapeutic agent. EFX acts to leverage whole-body metabolism to redirect calories away from the liver to peripheral tissues, including adipose tissue, thereby reducing fat deposited in the liver and decreasing the rate of fat oxidation by the liver. Through this activity, EFX reduces fibrosis both indirectly, as a result of alleviating hepatocyte stress, and directly, by suppressing local inflammation and activation of collagen secreting myofibroblasts that lay down fibrotic tissue.

Overview of EFX Clinical Development

We have two active EFX programs supported by two ongoing, parallel Phase 2b clinical trials: the HARMONY study in pre-cirrhotic patients with F2-F3 fibrosis, and the SYMMETRY study in cirrhotic patients with compensated, F4 fibrosis. As illustrated below, each of our two Phase 2b clinical trials are precedented by Phase 2a data in patients with biopsy-confirmed NASH. We believe that the longer study durations of 24 and 36 weeks in our Phase 2b trials, compared with 16 weeks for the BALANCED study, are likely to show a further improvement in resolution of fibrosis and NASH.

Summary of EFX Clinical Trials in Patients with NASH

EFX has been administered to a total of 162 patients with either NASH (n=79) or T2D (n=83) for up to 16 weeks in three prior clinical trials: (a) a single-ascending dose study in patients with T2D, (b) a four-week, multiple-ascending dose study in patients with T2D, and (c) the Phase 2a BALANCED study in patients with NASH, which consisted of a main study in patients with pre-cirrhotic (F1-F3) NASH and an expansion cohort in patients with cirrhosis (F4, compensated). We believe the combined results of these trials provide compelling evidence for EFX’s potential to address all core aspects of NASH pathogenesis, which will be further evaluated in the HARMONY and SYMMETRY studies. If approved, we believe these attributes of EFX may allow it to emerge as a foundational NASH monotherapy.

EFX for Treatment of Pre-Cirrhotic NASH (F2-F3)

Our lead program focuses on development of EFX for treatment of pre-cirrhotic NASH (F2-F3 fibrosis). The ongoing Phase 2b HARMONY study in patients with F2-F3 fibrosis is supported by data from the BALANCED study in patients with F1-F3 fibrosis. At baseline, roughly two thirds of the patients randomized in the BALANCED study had F2 or F3 fibrosis, and about one-third had F1 fibrosis. The magnitude of effects we observed, coupled with the consistency of positive effects across multiple measures, increase our confidence that similar results will be observed in the HARMONY study.

Phase 2a clinical trial of EFX in patients with biopsy-confirmed F1-F3 NASH

The main portion of the Phase 2a BALANCED study was a multicenter randomized, double-blind, placebo-controlled, dose-ranging clinical trial in adult patients with biopsy-confirmed NASH (F1-F3), a NAS score of at least 4, and baseline liver fat of at least 10% on MRI-PDFF screening. Patients were randomized to receive once-weekly subcutaneous doses of either 28, 50 or 70mg of EFX (n=59) or placebo (n=21) for 16 weeks. The primary endpoint was absolute reduction in liver fat at week 12 as measured by MRI-PDFF. Additional secondary and exploratory measures included noninvasive measures of liver function, fibrosis biomarkers, insulin sensitivity, lipoproteins and body weight, as well as histological measures based on liver biopsies.

EFX reduced liver fat

As summarized in the table below, highly statistically significant absolute reductions of 12 to 14 percent and relative reductions of 63 to 71 percent of liver fat were observed for the 28, 50 and 70mg dose groups, respectively, compared with 0.3 and 0 for placebo. More than two-thirds of EFX patients achieved at least a 50 percent relative reduction in liver fat and more than half of EFX patients achieved at least a 70 percent relative reduction of liver fat. In addition, 25 to 67 percent of EFX patients normalized their liver fat levels, which is defined as less than or equal to 5 percent absolute liver fat content. Based on the results of additional post-hoc analyses of liver fat reduction, we believe normalization of liver fat rather than a relative reduction of at least 30 percent liver fat may be a more reliable predictor of histological improvement, particularly NASH resolution.

Summary of Week 12 Liver Fat Endpoints

		EFX (once weekly dose)
Measure (Mean)	Placebo (N=21)	28 mg (N=19)	50 mg (N=20)	70 mg (N=20)
Absolute change in liver fat[1] (%)	-0.3	-12.3***	-13.4***	-14.1***
Relative change in liver fat[1] (%)	0	-63***	-71***	-72***
Proportion of Patients	Placebo (N=20)	28 mg (N=16)	50 mg (N=17)	70 mg (N=15)
≥30% relative reduction in fat[2] (%)	10	100***	100***	100***
≥50% relative reduction in fat[2] (%)	5	69**	100***	93***
≥70% relative reduction in fat[2] (%)	5	50*	53**	80***
≤ 5% absolute liver fat[2] (%)	5	25*	53**	67***

1 Full Analysis Set, F1-F3 (all patients randomized into the BALANCED main study)

2 MRI-PDFF Analysis Set, F1-F3 (all patients in BALANCED main study with week 12 MRI-PDFF)

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX improved markers of liver injury

The substantial reductions in liver fat among EFX patients correlated with various markers of liver health, including the liver enzyme ALT, as shown in the figure below. Each of the EFX groups achieved highly statistically significant ALT reductions of about 40 percent by week 8 and sustained these reductions through the post-treatment follow-up at week 20. Similar dose-related improvements were observed for other liver health markers, including AST, GGT, ALP, and uric acid. We believe the rapid and sustained reductions in ALT are particularly noteworthy as ALT reductions have been positively correlated with histological response.

ALT LS mean change from baseline1

1 Full analysis set, F1-F3

**p<0.01, ***p<0.001, versus placebo

EFX improved noninvasive markers of liver fibrosis

EFX was observed to significantly improve two important noninvasive markers of liver fibrosis. Pro-C3 is a serum biomarker of collagen synthesis and fibrogenesis in the liver. The Enhanced Liver Fibrosis, or ELF, score is a composite biomarker that has strong correlations with fibrosis stage. Reductions in Pro-C3 indicate lower levels of new fibrosis formation while reductions in the ELF score suggest lower overall fibrosis. Pro-C3 and the ELF score are clinically important because they 1) quantitate fibrotic activity throughout the liver rather than in a single segment of the liver and 2) are noninvasive and therefore can be measured repeatedly over time, thus overcoming two core limitations of liver biopsy. As shown in the table below at left, we observed highly significant absolute reductions in Pro-C3 of about 6-7 ug/L across EFX dose groups, compared with a reduction of 1.5 ug/L for placebo. As shown in the table below at right, we also observed highly significant reductions in ELF score of 0.70, 0.75 and 0.44 for the 28mg, 50mg and 70mg EFX groups, compared with a nominal increase for placebo.

Summary of Week 12 Noninvasive Measures of Liver Fibrosis

Pro-C3, LS Mean (ug/L)			Enhanced Liver Fibrosis (ELF) Score, LS Mean
Dose Group	Baseline	Δ Wk 12	Dose Group	Baseline	Δ Wk 12
Placebo	16.1	-1.5	Placebo	9.4	0.02
28mg	19.2	-6.1***	28mg	9.5	-0.70***
50mg	16.2	-5.9***	50mg	9.5	-0.75***
70mg	17.2	-6.7***	70mg	9.6	-0.44*

1 Full Analysis Set, F1-F3

*p<0.05, ***p<0.001, versus placebo

EFX improved histology, as measured by both fibrosis improvement and NASH resolution

EFX was observed to have positive results on each of two histology endpoints defined by both the FDA and EMA for use in Phase 3 registrational trials. The BALANCED study generated biopsy results among treatment responders, where response was defined as achieving at least a 30 percent relative reduction in liver fat as measured by MRI-PDFF at week 12. Among patients with a week 12 MRI-PDFF measurement, only two out of 20 placebo patients were responders, or 10 percent, compared with 100 percent among 48 EFX patients. A total of 42 biopsies were collected from placebo (n=2) and EFX patients (n=40). Although the BALANCED study wasn’t powered for statistical analysis of these secondary endpoints, the results were encouraging.

The following figure summarizes the proportion of patients with fibrosis improvement of greater than or equal to one stage without worsening of NASH. Fibrosis improvement without worsening of NASH was 48 percent across EFX dose groups compared to zero percent in the placebo group, with responses for individual EFX dose groups ranging from 36 to 62 percent. The 62 percent rate among patients treated with 50mg EFX is among the strongest fibrosis improvement results reported to date among published NASH clinical trial results.

Fibrosis Improvement ≥1 Stage and No Worsening of NASH1,2,3

1 Liver Biopsy Evaluable Analysis Set, F1-F3 (all BALANCED main study responders who had baseline and end-of-treatment liver biopsy results)

2 Improvement in liver fibrosis greater than or equal to one stage and no worsening of NASH (defined as no increase in NAS for ballooning, inflammation, or steatosis)

3 Secondary and exploratory histological endpoints were not powered for statistical significance

The substantial levels of fibrosis improvement shown above are driven more by patients with F2 or F3 fibrosis at baseline, rather than patients with F1 fibrosis. As illustrated in the figures below, while 55% of the total population of biopsied patients with F1-F3 fibrosis at baseline experienced an improvement in fibrosis, 68% of the subset of patients with baseline fibrosis of F2 or F3 experienced at least a one-stage improvement in fibrosis. Moreover, 50% of patients with F2 or F3 fibrosis at baseline experienced a two-stage improvement in fibrosis. These histological results following only 16 weeks of treatment underscore EFX’s potential to achieve rapid fibrosis improvement among patients with advanced NASH. Published guidance by FDA recommends that surrogate histological endpoints be used in Phase 3 trials evaluating treatment with investigational therapy in patients with F2-F3 but not F1 fibrosis. We are therefore encouraged by the results observed in the subset of BALANCED patients with F2-F3 fibrosis, the patient population currently being evaluated in our Phase 2b HARMONY study. We are not aware of any published data showing a comparable proportion of two-stage improvement in fibrosis among F2-F3 patients following any treatment duration, let alone following only 16 weeks of treatment.

Fibrosis Change Among EFX-Treated Patients1

1 Liver Biopsy Evaluable Analysis Set, F1-F3

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

1 Liver Biopsy Evaluable Analysis Set, F1-F3

2 NAS score of 0 or 1 for lobular inflammation and a score of 0 for ballooning

3 Secondary and exploratory histological endpoints were not powered for statistical significance

* A single placebo responder lost 25 pounds over 16 weeks (11% weight reduction)

EFX improved glycemic control, reduced body weight and restored a healthy lipoprotein profile

As summarized in the following table, treatment with EFX was also associated with improvements in multiple metabolic parameters, including markers of glycemic control, body weight, and lipoproteins. This favorable metabolic profile is important because cardiovascular disease remains the greatest mortality risk for patients with NASH. The BALANCED study shows that EFX has the potential to be consistent with the FDA guidance by improving multiple metabolic parameters or (as in the case of LDL) not causing any worsening of major risk factors.

Summary of Cardio-Metabolic Biomarkers

Measure (LS Mean Change From Baseline to Week 16)[1]	Placebo (N=21)	28 mg (N=19)	50 mg (N=20)	70 mg (N=20)
HbA1C (%, absolute)	+0.1	-0.1	-0.4*	-0.5**
Body Weight (kg)	+0.5	+0.3	-1.7	-2.8*
Triglycerides (%)	+6	-39***	-48***	-46***
HDL Cholesterol (%)	+4	+34***	+39***	+41***
Non-HDL Cholesterol (%)	-1	-22***	-15*	-17**
LDL Cholesterol (%)	0	-16*	-2	-6

1 Full Analysis Set, F1-F3

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX’s potential to improve glycemic control is an important feature of its therapeutic profile because more than half of patients with F2-F3 fibrosis also have T2D, which is generally poorly controlled. FDA encourages later-stage NASH clinical trials to stratify for T2D status, signifying the importance of assessing the unique impact of any therapy on patients with both NASH and T2D. As illustrated below, EFX treatment resulted in absolute reductions in HbA1c of 0.1%, 0.4% and 0.5% for the 28, 50 and 70mg doses, respectively, compared with an increase of 0.1% for placebo. These results exceeded our expectations because EFX was dosed on top of antidiabetic medications for the approximately 50% of patients in the study with T2D. EFX’s insulin sensitizing benefits are seen more clearly in the subpopulation of patients with T2D, who had reductions in HbA1c of 0.6 and 0.9 for the 50 and 70mg dose groups.

Reduction in HbA1c (LS Mean Change From Baseline to Week 161)

1 Absolute change from baseline, %

2 Full Analysis Set, F1-F3

* p<0.05, ** p<0.01, versus placebo (ANCOVA)

The overall improvement in glycemic control is consistent with observations previously reported by Amgen after treating T2D patients for 4 weeks, underscoring the reproducibility of this effect. Achieving better glycemic control by improving insulin sensitization is highly desirable because it is rectifying the fundamental driver of T2D, which is insulin resistance. This means EFX has the potential to achieve a sustained reduction in HbA1c, in contrast to diabetes therapies that promote insulin secretion whose efficacy wanes over time.

The improvement in glycemic control at 50 and 70mg was accompanied by mean reductions in body weight of 2.3 and 3.7kg, after 16 weeks, corresponding to a mean decrease of 5 and 8 pounds. The trend toward weight loss observed with EFX contrasts with another class of insulin sensitizers, the PPAR gamma agonists. This class includes established antidiabetic drugs like pioglitazone, whose use has declined substantially because of weight gain and edema, and lanifibranor, which has been associated with weight gain of about 2.4-2.7kg and 6 to 8% edema. The weight loss observed with EFX also contrasts with the weight gain observed with another FGF21 analog targeting only the FGFR1c receptor. We believe the potential for weight loss will be attractive to clinicians and NASH patients.

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

EFX appeared to be equally effective among certain genetic subpopulations at increased risk of disease progression

Post-hoc analyses of BALANCED study data were conducted to assess the effectiveness of EFX in treating certain genetic subpopulations of NASH patients with increased risk of disease progression. For example, patatin-like phospholipase domain-containing protein 3, or PNPLA3, which plays an important role in lipid droplet metabolism, was genotyped in 42 EFX-treated patients. A genetic variant in PNPLA3, known as "I148M", has been shown to increase the risk of progression to advanced NASH and hepatocellular carcinoma. The 42 genotyped EFX-treated patients were assigned to 3 groups based on their PNPLA3 genotype: low- (n=11), medium- (n=22) and high-risk (n=9). Similar histologic responses to EFX were observed across all three PNPLA3 genotypes, with a trend toward a greater improvement in steatohepatitis and fibrosis in the high-risk group patients. Improvements in metabolic and liver-related biomarkers were comparable across PNPLA3 genotypes. Based on these analyses, we believe EFX may be effective in patients with NASH across all PNPLA3 genotypes, including those at highest risk of disease progression.

EFX was generally well tolerated

EFX was generally well tolerated in the BALANCED study. There were no deaths in the study and there were two Serious Adverse Events, or SAEs, one of which occurred prior to dosing and the second of which was related to acute pancreatitis in a patient who was morbidly obese with high insulin resistance at baseline. Across EFX groups, the most frequent Adverse Events, or AEs, were grade 1 or 2 gastrointestinal events, which were transient in nature. There were no discontinuations due to treatment-emergent AEs in the 50 mg dose group and no discontinuations due to the most common AE, diarrhea. There were no treatment-related effects on blood pressure, heart rate, or bone mineral density.

As with all therapeutic proteins, there is potential for immunogenicity following treatment with EFX. The detection of anti-drug antibody, or ADA, formation is highly dependent on the sensitivity and specificity of the assay. In the evaluable subjects receiving at least 1 dose of EFX, our assay detected the formation of ADAs in 72% of EFX patients, with none in the placebo group. Measured antibody titers were low, with a median observed titer value of less than 1:9 at 20 weeks. In addition, only 4 EFX-treated patients demonstrated emergence of FGF21 cross-reactive antibodies, with only a single subject testing positive for neutralizing antibodies at a single time point who subsequently tested negative for ADAs. There was no discernible effect on safety, tolerability, or efficacy parameters among patients with ADA formation.

Phase 2b clinical trial of EFX in patients with biopsy-confirmed pre-cirrhotic NASH (F2-F3) for 24 weeks

The Phase 2b HARMONY study is a multicenter randomized, double-blind, placebo-controlled clinical trial in patients with biopsy-confirmed NASH (F2-F3), a NAS score of at least 4, and baseline liver fat of at least 8% on MRI-PDFF screening. A total of 128 patients have been randomized to receive once-weekly subcutaneous doses of either 28 or 50mg of EFX or placebo for 24 weeks.

The primary endpoint of the HARMONY study is the proportion of subjects who achieve at least a one-stage improvement in fibrosis based on paired liver biopsies at week 24. Additional secondary and exploratory measures include noninvasive measures of liver function, fibrosis biomarkers, insulin sensitivity, lipoproteins and body weight, as well as other histological measures based on liver biopsies.

We completed enrollment for the HARMONY study in less than a year, with the last patient randomized on February 8, 2022. We expect to report results in the third quarter of this year. Based on these results, we plan to request an End-of-Phase 2 meeting with FDA to review the 24-week biopsy results and finalize our Phase 3 program design, including dose selection, study sample size and duration.

As is customary for Phase 2 clinical trials, the HARMONY data safety monitoring board was convened to undertake a pre-specified review of all available safety data after a pre-determined number of subjects had received a pre-defined number of doses. There were no changes recommended to the study protocol

Phase 2b HARMONY Trial Design

EFX for Treatment of Cirrhotic NASH

Cirrhotic (F4) NASH presents high unmet medical need, with approximately 50 percent of patients with cirrhosis dying within 5 years absent a liver transplant. This means the risk of liver failure and hepatocellular carcinoma, as well as need for liver transplantation, is substantially higher for cirrhotic patients. The FDA has issued draft guidance specific to the development of investigational therapies for patients with cirrhotic NASH, who are projected to number more than 3.5 million patients in the United States by 2030. According to the FDA, the treatment goal for cirrhotic patients is to halt disease progression, thereby preventing clinical decompensation, reducing the incidence of liver transplantation, and improving survival.

A recent analysis showed reversal of cirrhosis was associated with an 80% reduction in risk of liver-related clinical events, emphasizing the medical benefit to be gained if a therapy can reverse patients out of cirrhosis. To date, public reports of other investigational NASH drugs in clinical development for treatment of cirrhotic NASH have failed to demonstrate evidence of reversing fibrosis. However, we believe EFX has the potential to be the first therapy approved to treat patients with cirrhosis due to NASH, and to potentially reverse compensated cirrhosis.

Phase 2a expansion cohort of EFX in patients with biopsy-confirmed cirrhotic NASH (F4, compensated)

We expanded the BALANCED study to include a cohort of patients with compensated cirrhosis (F4), Child-Pugh Class A, which was called Cohort C, to assess the potential for EFX to be effective among cirrhotic patients. Thirty patients were randomized to receive either EFX (n=20) or placebo (n=10) for 16 weeks. The primary endpoint for Cohort C was to assess safety and tolerability of EFX in treatment of patients with cirrhotic NASH. Additional noninvasive efficacy measures were included as secondary and exploratory endpoints, including liver enzymes, markers of liver fibrosis, and measures of insulin insensitivity. The Cohort C protocol was amended to include voluntary end-of-treatment biopsies to assess whether histological improvements in patients NASH were evident after just 16 weeks of treatment. The figure below summarizes the design of the Cohort C trial.

Cohort C Trial Design

EFX improved histology, as measured by fibrosis improvement and NASH resolution

Results were obtained from a total of 17 of the 30 Cohort C study participants who volunteered for end-of-treatment biopsies, including placebo (n=5) and EFX patients (n=12). The figure below shows the biopsy results for patients who achieved fibrosis improvement without worsening of NASH (33% of EFX patients compared with 0% of placebo patients), and NASH resolution without worsening of fibrosis (25% of EFX patients compared with 0% of placebo patients). There was no overlap between responders for each of these two endpoints. Accordingly, a total of 7 of 12 EFX patients, or 58%, showed histological improvements, compared with 0 placebo patients. We believe these results are encouraging given that they were obtained after only 16 weeks of treatment.

Cohort C Histological Imprrovements1

1 Liver Biopsy Analysis Set, F4 (all BALANCED Cohort C subjects who had baseline and end-of-treatment liver biopsy results)

2 No increase in NAS for ballooning, inflammation, or steatosis

3 Study not powered to assess statistical significance of changes in histological endpoints

4 NAS score of 0 or 1 for lobular inflammation and a score of 0 for ballooning; no worsening of fibrosis

EFX improved noninvasive markers of liver fibrosis

As with the BALANCED main study, EFX was observed to significantly improve two important noninvasive markers of liver fibrosis among patients with cirrhosis due to NASH. These two measures supplement the liver biopsy results because they quantitate fibrotic activity across the whole liver and were collected for all patients, not only those who volunteered for end-of-treatment biopsies. As shown in the table below at left, we observed a significant absolute reduction in Pro-C3 of 9 ug/L for EFX, compared with a reduction of 3.4 ug/L for placebo. As shown in the table below at right, we also observed a significant reduction in ELF score of 0.4 compared to an increase of 0.3 for placebo. The improvements in noninvasive measures of liver fibrosis for all EFX-treated patients appear consistent with the histological improvements observed for the subset of patients who volunteered for end-of-treatment biopsies.

Summary of Cohort C Week 16 Noninvasive Measures of Liver Fibrosis

Pro-C3, LS Mean (ug/L)[1]			Enhanced Liver Fibrosis (ELF) Score, LS Mean[1]
Dose Group	Baseline	Δ Wk 16	Dose Group	Baseline	Δ Wk 16
Placebo	22.6	-3.4	Placebo	9.7	+0.3
50mg	225.6	-9.0*	50mg	10.4	-0.4*

1 Full Analysis Set, F4

*p<0.05, versus placebo

EFX improved glycemic control, reduced body weight and restored a healthy lipoprotein profile in patients with cirrhosis

As shown in the figure below, EFX was observed to improve glycemic control, reduce body weight, and restore a healthy lipoprotein profile in patients with cirrhosis, with results comparable to those achieved in patients with pre-cirrhotic NASH.

Summary of Cohort C and Main Study Cardio-Metabolic Biomarkers

	Cohort C (F4)[1]		Main Study (F1-F3)[2]
Measure (LS Mean Change From Baseline to Week 161)	Placebo (N=10)	50 mg (N=20)	Placebo (N=21)	50 mg (N=20)
HbA1C (%, absolute)	+0.1	-0.4*	+0.1	-0.4*
Body Weight (kg)	+1.2	-2.2	+0.1	-2.3
Triglycerides (%)	+1	-29**	+6	-48***
HDL Cholesterol (%)	+4	+33***	+4	+39***
Non-HDL Cholesterol (%)	+12	-14***	-1	-15*
LDL Cholesterol (%)	+16	-8	0	-2

1 Full Analysis Set, F4

2 Full Analysis Set, F1-F3

*p<0.05, **p<0.01, ***p<0.001, versus placebo

EFX was generally well tolerated

EFX was generally well tolerated in Cohort C. There were no deaths. One patient in the placebo arm reported an SAE of pulmonary embolism. One placebo patient withdrew consent and one patient in the EFX arm discontinued due to AEs. This patient experienced abdominal distension, constipation, diarrhea and pruritus, discontinuing treatment at Week 5. The most frequently reported study drug-related treatment-emergent AEs were transient mild-to-moderate diarrhea and nausea, which often resolved on study without treatment. All injection site reactions were grade 1. There were no reports of tremor.

Phase 2b clinical trial of EFX in patients with biopsy-confirmed cirrhotic NASH (F4, compensated) for 36 weeks

The Phase 2b SYMMETRY study is a multicenter, randomized, double-blind, placebo-controlled, clinical trial in patients with biopsy-confirmed cirrhotic NASH (F4, compensated), Child-Pugh class A. Patients are being randomized to receive once-weekly subcutaneous dosing of 28mg or 50mg EFX, or placebo. The primary endpoint for the trial is fibrosis regression at 36 weeks. To provide additional safety data, patients will continue to receive EFX or placebo after 36 weeks during a long-term follow-up period.

The primary endpoint of the SYMMETRY study is the proportion of subjects who achieve at least a one-stage improvement in fibrosis (i.e.reversal of cirrhosis) based upon liver biopsies at week 36 by reference to pre-treatment biopsies. Additional secondary and exploratory measures include noninvasive measures of liver health and function, fibrosis biomarkers, insulin sensitivity, lipoproteins, and body weight, as well as other histological measures based on liver biopsies.

Phase 2b SYMMETRY study design

Phase 1b clinical trial of EFX in patients with T2D for 4 weeks

A Phase 1b clinical trial was conducted to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of EFX in patients with T2D. This trial was a multicenter, randomized, double-blind, placebo-controlled, ascending multiple-dose clinical trial. Sixty-nine patients enrolled into one of eight cohorts were randomized to receive EFX (n=52, with roughly six patients per group) or placebo (n=17). Doses of 7, 21, 70 and 140mg were administered subcutaneously either once every two weeks, or Q2W, or once weekly, or QW, for 4 weeks.

EFX exhibited linear, dose-proportional pharmacokinetics

Linear, dose-proportional pharmacokinetics were observed across the range of EFX doses tested. The observed median time of maximum serum concentration, or Tmax, ranged from two to 3.5 days. The observed half-life of biologically active EFX ranged from three to four days. Biologically active FGF21 requires an intact C-terminus.

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

Intellectual property

Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims. As of February 7, 2022, we have licensed from Amgen Inc. approximately 176 patents and pending patent applications worldwide, including 154 issued patents and 22 pending patent applications. There are currently no pending U.S. provisional patent applications.

As of February 7, 2022, our patent portfolio relating to EFX includes twelve issued U.S. patents, one pending U.S. patent application, and issued and pending foreign counterpart patents in Europe, Asia, Canada, Australia, and

Mexico. Seven issued U.S. patents include claims directed to the EFX product, the FGF21 polypeptide component of the EFX product, nucleic acids encoding the product and related polypeptides, polypeptide multimers, related compositions, and methods of using EFX to, e.g., treat diabetes, lower blood glucose in patients suffering from a metabolic disorder, improve glucose tolerance, lower body weight, or reduce triglyceride levels in patients. These issued U.S. patents are expected to expire in 2029. The pending U.S. patent application and related foreign counterparts are directed to a method of treating a patient with non-alcoholic steatohepatitis (NASH); if issued, the resulting U.S. patent is expected to expire in 2029. We currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034 in the U.S. The portfolio further includes five issued U.S. patents that are directed to related polypeptides and methods of use.

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

EFX drug substance, or DS, is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and several chromatographic separation steps to yield product with target quality attributes. We have an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim, to manufacture DS for clinical development and plan to enter into a future agreement for commercial supply at an appropriate time. Whereas our Phase 2a BALANCED study was supplied by DS acquired by Amgen, our ongoing Phase 2b HARMONY and SYMMETRY studies are being supplied by DS manufactured by Boehringer Ingelheim. Yield of the Boehringer Ingelheim DS manufactured to Good Manufacturing Practice (GMP) was shown to be comparable to the Amgen DS. Analysis of the Boehringer Ingelheim GMP DS confirmed it met the same release specification as previously used for Amgen GMP DS and was comparable to Amgen GMP DS across a number of protein characterization studies.

We have an agreement with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan to enter into a future agreement for commercial supply at an appropriate time. The GMP DP being used for our ongoing HARMONY and SYMMETRY studies is similar to that for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects. Analysis of the Vetter GMP DP confirmed that it met the same release specification as previously used for the DP manufactured from Amgen GMP DS.

We plan to use a newly developed lyophilized DP for Phase 3 clinical trials and as the commercial presentation, if EFX is approved. This new DP formulation is currently in the process of scale-up at Vetter. Development of a combination drug product/device for convenient subcutaneous administration is proceeding in parallel at Vetter, employing Vetter’s Lyo-Ject 3S device.

Sales and marketing

Successful marketing of a new drug for the treatment of NASH will require a targeted commercial infrastructure. We expect to begin making plans for commercialization following in parallel with our ongoing HARMONY and SYMMETRY studies. We have also contracted with a third-party manufacturer, Vetter, to support clinical development and the potential commercialization of EFX with commercial-scale manufacturing. We intend to develop the commercial infrastructure required for bringing EFX to patients in the United States, if approved, in parallel with an anticipated Phase 3 clinical trial. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

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

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics, medical devices and combinations of biologics and devices, or combination products, such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

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

Nonclinical and clinical development

Before testing any biological product candidate in humans, the product candidate enters the nonclinical testing stage. Nonclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product biological characteristics, chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the nonclinical tests must comply with federal regulations and requirements including GLP regulations and requirements.

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

BLA submission and review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The BLA must include all relevant data available from pertinent nonclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product's chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA, unless a waiver or exemption applies.

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

Additionally, a product may be eligible for accelerated approval (also referred to as Subpart E approval). Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, as demonstrated by a surrogate or intermediate clinical endpoint, may receive accelerated approval. Specifically, this means that they may be approved on the basis of clinical data establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials to verify the clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-Approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for ongoing compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from

cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. For certain commercial prescription biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Under the BPCIA, a reference biological product is granted a 12 year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. "First licensure" typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the "first licensure" of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components, biologic components and device components, that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
●	a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FD&C Act and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA center for combination products, although it does not preclude consultations by the lead center with another FDA center. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with biologic primary mode of action, such as a biologic dispensed in a pre-filled syringe, generally would be reviewed and licensed pursuant to the biologic licensing processes under the PHS Act. In reviewing the BLA application for such a product, however, FDA reviewers in the drug or biologics center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance.

Following approval of a combination product, each component of a combination product retains their regulatory status (as a biologic or device, for example) and is subject to the requirements established by the FDA for that type of component. Accordingly, under FDA regulations, biologic-device combination products are subject to cGMP requirements applicable to both biologics and devices, including the cGMP requirements for biologics and the FDA’s Quality System Regulation applicable to medical devices.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain marketing authorization. Such laws include, without limitation, state and federal anti-

kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. While a number of these and other proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In April 2014, the EU adopted the new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The new Regulation will be directly applicable in all Member States (and so does not require national implementing legislation in each Member State), and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Regulation in Europe

In the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EEA and national levels. To obtain regulatory approval of a medicinal product in the EU, we must submit a marketing authorization application. The application used to submit the BLA in the United States is similar to that required in the EU, with certain exceptions. There are two main types of marketing authorization, or MA, in the EU:

●	The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, and is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including medicines produced by as biotechnological process, products as designated as orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the European Union. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
●	National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

The EU also provides opportunities for exclusivity. For example, in the EU, upon receiving marketing authorization, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertherless also market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric development in Europe

In the EU, companies developing a new medicinal product must agree upon a Pediatric Investigation Plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted a marketing authorization on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product, the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on 26 May 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). Where the medical device and medicinal product form a single integrated product (e.g. pre-filled inhalers), if the principal intended action is achieved by the medicine, the product is considered a medicinal product that includes a medical device and the entire product is regulated under the EU pharmaceutical legislation. However, the marketing authorization application for the product should include a CE certificate for the device in accordance with the Medical Devices Regulation or, if not CE marked but would need to be certified if marketed separately, the applicant must include an opinion from a notified body on conformity of device (except for Class I devices). This is a requirement under the new Medical Devices Regulation.

The characteristics of non-integral devices used for the administration of medicinal products may impact the quality, safety and efficacy profile of the medicinal products. To the extent that administration devices are co-packaged with the medicinal product or, in exceptional cases, where the use of a specific type of administration device is specifically provided for in the product information of the medicinal product, additional information may need to be provided in the MA application for the medicinal product on the characteristics of the medical device(s) that may impact on the quality, safety and/or efficacy of the medicinal product. The requirements regarding quality aspects for integral drug-device combination products, including devices that are co-packaged with medicinal products, are outlined in an EMA guideline which came into effect on January 1, 2022.

The EU requires that all medical devices placed on the market in the EU must meet the relevant general safety and performance requirements laid down in Annex I of the Medical Devices Regulation. The most fundamental requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. To demonstrate compliance with the general safety and performance requirements laid down in Annex I to the Medical Devices Regulation, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Conformity assessment procedures require an assessment of available clinical evidence, literature data for the product, and post-market experience in respect of similar products already marketed. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-declare the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a Notified Body. Notified Bodies are independent organizations designated by EU countries to assess the conformity of devices before being placed on the market. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the Notified Body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European data collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR imposes more stringent requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The GDPR also impose strict rules on the transfer of personal data out of the European Union to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EEA Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EEA and substantial fines for breaches of the data protection rules, specifically fines are increased to levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher). The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. We are subject to the GDPR if we have a presence or "establishment" in the EEA (e.g. EEA based subsidiary or operations), when conducting clinical trials with EEA based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner) or offering approved products or services (if relevant) to EEA based data subjects (regardless of whether involving our EEA based subsidiary or operations). The GDPR regulations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the European Union’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the United Kingdom to countries not regarded by the United Kingdom as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”), and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

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

Human Capital Resources

We believe the success of our mission largely depends on our ability to attract and retain highly skilled employees. We believe programs that foster company engagement, diversity, equity and inclusion, growth and development while providing competitive compensation and benefits will attract a diverse population of employees who will bring innovative ideas and creative solutions that will enable the achievement of our goals. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of February 15, 2022, we employed 33 full-time employees, including 22 in research and development and 11 in general and administrative and one part-time employee. Nine of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Available Information

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, exhibits and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH, significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to the ongoing COVID-19 pandemic.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the ongoing Phase 2b SYMMETRY study, or be unable to retain a sufficient number of patients to successfully complete the ongoing Phase 2b HARMONY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the SYMMETRY study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the impact of COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

Failures or delays in the commencement or completion of, or ambiguous or negative results from our planned clinical trials of our product candidates, could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

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

The third parties who conduct our clinical trials are not our employees and, except for remedies that may be available to us under our agreements with those third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, such as due to the impacts of COVID-19, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates in a timely manner or at all. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make EFX drug substance (active pharmaceutical ingredient, or API) to supply the HARMONY and SYMMETRY studies, and future clinical trials and for commercial sale, if approved. We have successfully manufactured API under GMP conditions, which has been released for clinical use. Similarly we have contracted with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan to enter into a future agreement for commercial supply at the appropriate time. Even though the GMP DP being used for our ongoing HARMONY study is similar as was used for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects, the process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance, finished drug product or delivery device for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

We have developed a new lyophilized, drug product formulation of EFX for use in Phase 3 clinical trials and, if EFX is approved, for commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH. We have contracted with Vetter Pharma International GmbH, or Vetter, to manufacture this formulation as a dual-chamber, pre-filled syringe combination product for use in Phase 3 clinical trials. Scale-up of manufacturing at Vetter and release of clinical batches is expected to be completed in 2022. There is no assurance that we will be successful in completing this development on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation or its presentation as a drug-device combination product, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

Any performance failure on the part of our existing or future manufacturers, such as delays in performance due to the ongoing COVID-19 pandemic, could delay clinical development or marketing approval. We are also unable to predict how the ongoing COVID-19 pandemic may affect our third-party manufacturers, including any potential disruptions to our global supply chain. We do not currently have arrangements in place for redundant supply of bulk drug substance or for the manufacture of our drug product-delivery device combination. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there potentially are alternative manufacturers who could manufacture our drug substance or drug product-delivery device combination or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The processes involved in manufacturing our product candidates, including pre-filled, dual-chamber syringe presentations of our product candidates, are complex, expensive, highly regulated, and subject to multiple risks. Further, as product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021 the FDA has conducted limited inspections and employed  remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestic and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the Covid-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

We have expended and will continue to expend our limited resources to pursue a particular therapeutic candidate or indication, such as our focus on developing EFX for the treatment of NASH, and may fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have focused our extensive research and development efforts on EFX for the treatment of NASH. Therefore, we have, and in the future may, forego or delay pursuit of opportunities with other therapeutic candidates or for other indications that later prove to have greater commercial potential. We are highly dependent on the success of the future clinical trials of EFX, the outcomes of which are uncertain. Because EFX is our first and only therapeutic candidate, if it encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our platform could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and EFX for the treatment of NASH may not yield any commercially viable therapeutic candidates. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate or misread trends in the biopharmaceutical industry, in particular for serious metabolic diseases, we may relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such therapeutic candidate.

At any time and for any reason, we may determine that one or more of our discovery programs or pre- clinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, means we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our recently completed BALANCED study and our ongoing HARMONY and SYMMETRY studies, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and its BLA will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

As of February 15, 2022, we had 33 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the completed BALANCED study and our ongoing HARMONY and SYMMETRY studies, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that the planned clinical trials will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate full FDA approval. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

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

In addition, manufacturers of our products, if approved, and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP and applicable QSRs, regulations and standards. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, EFX, or any future product candidates or the manufacturing facilities for EFX, the delivery device used for EFX, or any future product candidates fail to comply with applicable regulatory requirements, or undesirable side effects caused by such products are identified, a regulatory agency may:

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2025 unless Congress takes additional action. These reductions were extended through 2030. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022. Following the temporary suspension, 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. Additionally, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At a federal level, the President Biden signed an Executive Order on July 9, 2021 affirming its policy (i) to support legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices and by imposing inflation caps; and (ii) to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to submit a report to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states to develop prescription drug importation plans pursuant to the Medicare Modernization Act of 2003 and FDA’s related implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, and if approved, market, sell and distribute our products. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
●	federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions, prohibit individuals or entities from, among other things knowingly presenting, or causing to be presented, to the federal government or a government contractor, grantee, or other recipient of federal funds, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; knowingly making, using or causing to be made or used, a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, including the Final Omnibus Rule published in January 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. As of January 1, 2022, these reporting obligations have now extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally,  some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

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

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission (“EC”) has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

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

Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement.

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2021, 2020 and 2019, we reported net losses of $100.8 million, $79.2 million and $43.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $310.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2021, we had $188.3 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this ‘‘Risk factors’’ section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and specifically Section 404 of the Sarbanes-Oxley Act. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company and we will continue to need to do so. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting are effective.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of December 31, 2021, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, our independent registered public accounting firm has tested the design and operating effectiveness of our controls over financial reporting and has provided the required attestation report with respect to our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified, and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in:

●	delays in our regulatory approval efforts;
●	remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to business partners in an effort to maintain relationships after an attack;
●	increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;
●	increased insurance premiums;
●	reputational damage that adversely affects customer or investor confidence;
●	damage to the company’s competitiveness, stock price, and long-term shareholder value; and
●	significantly increase our costs to recover or reproduce the data.

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

Risks Related to the COVID-19 Pandemic

Our business could be adversely affected by the effects of health epidemics, and has been impacted by the ongoing COVID-19 pandemic, in regions where we, or third parties on which we rely, have significant manufacturing, analytical laboratory and transportation facilities, concentrations of clinical trial sites or other business operations. The COVID-19 pandemic and any current or new variants of the virus could materially affect our operations, including at our headquarters in the San Francisco Bay Area, and at our clinical trial sites, as well as the business or operations of our manufacturers, CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has continued to spread globally, including in all 50 states within the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. We have instituted work-from-home policies for all of our employees. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, new variants, including the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the duration of the current Omicron variant, new variants of the virus which may impact vaccination efforts, mask and vaccine mandates, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and any additional preventative and protective actions that governments take to contain the COVID-19 pandemic or treat its impact, among others

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which continue to be affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

These and other factors arising from the ongoing COVID-19 pandemic could worsen as the pandemic continues to evolve. Any of these factors, and other factors related to any unforeseen disruptions, have had and could continue to have a material adverse effect on our business and our results of operation and financial condition.  Further, uncertainty around these and related issues has severely harmed and is expected to continue to severely harm the economy of the United States, which could impact our ability to raise the necessary capital needed to develop and commercialize our product candidates.

General Risk Factors

Risks Related to Our Loss of Status as an “Emerging Growth Company”

Commencing December 31, 2021, we are no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

●compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
●compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●full disclosure obligations regarding executive compensation; and
●compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Additionally, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Risks Related to an Investment in Our Securities

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the year ended December 31, 2021, our stock price has ranged from $18.65 to $34.19. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

As of December 31, 2021, we had U.S. federal and state net operating loss, or NOL, carryforwards of $222.4 million and $137.0 million, respectively and federal and state research and development tax credit carryforwards of $5.4 million and $0.6 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2033, respectively. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. In addition, under Sections 382 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50% by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease office space where our corporate headquarters are located, which consists of 6,647 square feet located at 601 Gateway Boulevard, South San Francisco, California. We believe our current office space is sufficient to meet our office needs until the expiration of the lease in July 2027.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to such time, there was no public market for our common stock.

Stockholders

As of February 17, 2022, there were 5 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Performance Graph

The following is not deemed to be “soliciting material” or “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liability under that Section, and is not to be incorporated by reference into any filing we make under the Securities Act of 1933, as amended, or the Security and Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation by reference language in such filing.

The graph below matches Akero Therapeutics, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Biotechnology index, and the Nasdaq Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from June 20, 2019 (the first date that shares of our common stock were publicly traded) to December 31, 2021. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

* $100.00 invested on June 20, 2019 in stock or index, including reinvestment of dividends.

The stock price performance included in this graph is not necessarily indicative of future stock price performance and is not intended to suggest future performance.

Item 6. Reserved

Not Applicable.

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

Overview

We are a clinical-stage company developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis (NASH), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in pre-cirrhotic patients with F2-F3 fibrosis and the SYMMETRY study in cirrhotic patients with compensated F4 fibrosis. Based on clinical data to date, which include substantial rates of fibrosis regression among patients with biopsy-confirmed NASH treated with EFX for only 16 weeks, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH.

The Phase 2b HARMONY and SYMMETRY studies build on the results of three prior randomized, double-blind, placebo-controlled clinical trials, in which a total of 162 adult patients with either NASH (n=79) or T2D (n=83) were treated with EFX for up to 16 weeks. Our Phase 2a BALANCED study showed EFX’s potential to reverse fibrosis and restore metabolic health while maintaining a favorable cardiovascular profile. Among 40 EFX patients with F1-F3 fibrosis who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Improvements in metabolic health included significant relative reductions in liver fat (up to 71%), significant reductions in HbA1c (up to 0.9% in patients with both NASH and T2D), and significant reductions in triglycerides (up to 45%), a key attribute given that cardiovascular disease remains the number one cause of mortality in patients with NASH. Across EFX groups, the most frequent adverse events were grade 1 or 2 gastrointestinal events, which were transient in nature.

Results among a subset of patients from the 16-week BALANCED main study who had F2 or F3 fibrosis at baseline as well as results from an expansion cohort of cirrhotic (F4) patients support our confidence that we expect to continue to observe histological improvements in the ongoing, longer-duration HARMONY and SYMMETRY studies. For example, among BALANCED study patients who had F2/F3 fibrosis at baseline, 68% had at least a one-stage improvement in fibrosis, including 50% who had a two-stage fibrosis improvement. We also observed that 33% of cirrhotic patients achieved a one-stage improvement in fibrosis without worsening of NASH after just 16 weeks.

Based on the highly consistent results across three separate clinical trials in patients with T2D and/or NASH, reflecting the ability of EFX to uniquely reproduce the actions of native FGF21, we believe EFX holds the potential to be a highly-differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. We believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body.

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

We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $100.8 million, $79.2 million and $43.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $310.3 million. We expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur expenses in connection with the in-licensing or acquisition of additional product candidates.

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

As of December 31, 2021, we had cash, cash equivalents and short-term marketable securities of $188.3 million, which we believe will be sufficient to fund our current operating plan into the third quarter of 2023.

Impact of the COVID-19 Pandemic

As of February 2022, a novel strain of coronavirus, or COVID-19, has spread globally. Efforts to contain the spread of COVID-19 have intensified and are evolving. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the years ended December 31, 2021 and 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which was completed in 2021. In addition, our ongoing Phase 2b HARMONY trial, for which we completed enrollment in February 2022, and our ongoing SYMMETRY trial, for which enrollment remains open, have not been materially impacted by the COVID-19 pandemic.

Commercial-scale manufacture of GMP drug substance, or API, for our Phase 2b HARMONY and SYMMETRY studies was completed in April 2020 without any impact from COVID-19. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 without any impact from COVID-19, with completion expected in the first half of 2022. Manufacture of GMP drug product for our Phase 2b HARMONY and SYMMETRY studies was completed in September 2020, with additional batches manufactured in the third quarter of 2021, also without any impact from COVID-19. Scale-up of manufacturing of a new drug product formulation and delivery device for use in Phase 3 clinical trials, which is expected to be completed in 2022, has so far proceeded without any adverse impact from COVID-19.

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

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards of $222.4 million and $137.0 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $220.0 million, which may be carried forward indefinitely. As of December 31, 2021, we also had U.S. federal and state research and development tax credit carryforwards of $5.4 million and $0.6 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2033. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

The following table summarizes our results of operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Operating expenses:
Research and development	$81,759	$64,916	$37,046
General and administrative	19,127	15,238	8,605
Total operating expenses	100,886	80,154	45,651
Loss from operations	(100,886)	(80,154)	(45,651)
Other income	109	947	1,896
Net loss	$(100,777)	$(79,207)	$(43,755)

Comparison of the years ended December 31, 2021 and 2020

omparison of Fiscal 2021 and Fiscal 2020

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Operating expenses:
Research and development	$81,759	$64,916	$16,843	26%
General and administrative	19,127	15,238	3,889	26%
Total operating expenses	100,886	80,154	20,732	26%
Loss from operations	(100,886)	(80,154)	(20,732)	26%
Other income	109	947	(838)	(88)%
Net loss	$(100,777)	$(79,207)	$(21,570)	27%

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020	$ Change	% Change

	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$72,336	$59,884	$12,452	21%
Personnel and related costs	9,423	5,032	4,391	87%
Total research and development expenses	$81,759	$64,916	$16,843	26%

Research and development expenses were $81.8 million and $64.9 million for the years ended December 31, 2021 and 2020, respectively, an increase of $16.8 million. Direct costs for our EFX program increased $12.5 million, attributed primarily to a $15.0 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials, partially offset by a decrease of $2.1 million in third-party contract manufacturing expenses for EFX and a decrease of $0.4 million for non-clinical research expenses. Personnel and related costs increased $4.4 million, due to a $3.0 million increase in wages and wage-related expenses resulting from increased staff and a $1.4 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $19.1 million and $15.2 million for the years ended December 31, 2021 and 2020, respectively, an increase of $3.9 million, which was due primarily to a $2.6 million increase in stock-based compensation expense and a $1.0 million increase in wage and wage-related expenses resulting from increased staff.

Other income

Other income for the year ended December 31, 2021 is comprised primarily of $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.9 million for the year ended December 31, 2020. This decrease in the year ended December 31, 2021 is related to lower market interest rates available on our investment funds.

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

Liquidity and capital resources

From our inception through December 31, 2021, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through December 31, 2021, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of December 31, 2021, we had cash, cash equivalents and short-term marketable securities of $188.3 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(79,681)	$(70,804)	$(35,627)
Net cash provided by (used in) investing activities	42,280	(9,761)	(71,513)
Net cash provided by financing activities	602	203,107	95,988
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,799)	$122,542	$(11,152)

Operating activities

Cash used in operating activities for the year ended December 31, 2021 was $79.7 million, consisting of a net loss of $100.8 million which was partially offset by non-cash charges of $11.4 million and changes in our operating assets and liabilities of $9.7 million. The non-cash charges are primarily related to $10.1 million of stock-based compensation expense and $1.1 million in net amortization of premiums and discounts on short-term marketable securities. The change in operating assets and liabilities was primarily due to increases of $8.7 million in accrued expenses and other current liabilities and $3.3 million in accounts payable, all of which are related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities. These amounts were partially offset by an increase of $2.1 million in prepaid expenses and other assets mostly related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities and deferred offering costs.

Cash used in operating activities for the year ended December 31, 2020 was $70.8 million, consisting of a net loss of $79.2 million, which was partially offset by non-cash charges of $6.0 million for stock-based compensation expense and net cash provided by the net changes in our operating assets and liabilities of $2.1 million. The net change in operating assets and liabilities was primarily due to a $2.5 million increase in accounts payable.

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

Investing activities

Cash provided by investing activities for the year ended December 31, 2021 was $42.3 million consisting of $85.8 million from the maturities of short-term marketable securities partially offset by $43.6 million in purchases of short-term marketable securities.

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

Financing activities

Cash provided by financing activities for the year ended December 31, 2021 was $0.6 million from the exercise of stock options and the issuance of employee stock purchase shares.

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

We expect that we will require additional funding to complete the clinical development of EFX, commercialize EFX, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for EFX or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on whether we choose to commercialize EFX ourselves.

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

The following table represents our non-cancelable contractual obligations aggregated by type (in thousands):

	Payments due by period as of December 31, 2021
		Less than 1	1 to 3	3 to 5	More than 5
	Total	year	years	years	years

	(in thousands)
Operating lease obligations[1]	$1,864	$312	$652	$692	$208
Purchase obligations[2]	7,420	7,420	—	—	—
Total non-cancelable contractual obligations	$9,284	$7,732	$652	$692	$208

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

Under the Amgen Agreement, we are obligated to pay Amgen $7.5 million in connection with dosing the first patient in a Phase 3 clinical trial, up to $30.0 million in connection with marketing approvals, and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. The amount and timing of any contingent payment obligations to Amgen are not currently known. The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in August 2019.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States or GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies and estimates reflect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-based compensation

We measure all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. We account for forfeitures as they occur. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors.

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

Stock-based compensation expense was $10.1 million, $6.0 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had $36.0 million of unrecognized stock-based compensation costs, which we expect to recognize over a weighted-average period of 2.08 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part I, Item 8, “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business. None of these pronouncements had a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $188.3 million as of December 31, 2021, which consisted primarily of money market funds, commercial paper, U.S. treasury securities and corporate debt securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our consolidated financial statements.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the fiscal years ended December 31, 2021, 2020, and 2019. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply, were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 8. Financial Statements and Supplementary Data

AKERO THERAPEUTICS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Accounting Firm (PCAOB ID 34)	116
Audited Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2021 and 2020	118
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2021, 2020 and 2019	119
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2021, 2020 and 2019	120
Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	121
Notes to Consolidated Financial Statements	122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Akero Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses & Prepaid Research and Development Expenses — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company incurs certain research and development expenses from third-party contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”). The Company recognizes and measures these expenses based on the date on which services commence and the extent of services performed during the applicable reporting period. Depending on the timing of payments to and services provided by the third-parties, the Company recognizes accrued expenses or prepaid expenses.

In estimating the extent of services performed, the Company utilizes information supplied by third-party CROs and CMOs and discussions with Company research and development personnel, pertaining to the progress and status of research and development activities under contract.

We identified accrued and prepaid research and development costs related to CROs and CMOs as a critical audit matter because of the judgments necessary for the Company to estimate the extent of service performed and the associated expense incurred. A high degree of auditor judgment and an increased extent of effort was required when auditing the Company’s estimates of the extent of services performed and expenses incurred and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued and prepaid research and development expenses included the following, among others:

●	We evaluated the Company’s overall estimation methodology and assumptions as compared to the evidence obtained.
●	We tested the design and effectiveness of controls over the estimation of CRO and CMO accrued and prepaid expenses.
●	We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of research and development activities.
●	We made selections and tested on a sample basis the accrued and prepaid CRO and CMO balances by:
o	Obtaining and reading the related contracts to understand key provisions and agree them to the Company’s analysis.
o	Obtaining and inspecting third-party documents such as service contracts, status reports, and other correspondence received from the vendors related to the services provided and comparing them to the Company’s schedule of estimated expenses incurred to date.
o	Testing the mathematical accuracy of the underlying data used in the estimates of the services provided.
o	Inspecting meeting minutes between the Company’s finance team and clinical and manufacturing operations and corroborating the progress of research and development activities through inquiry with the Company’s clinical operations and manufacturing operations personnel, as well as evaluating third-party vendor information.
●	We examined subsequent invoices received from vendors and cash disbursements made subsequent to the balance sheet date and inquired of clinical and manufacturing operations to corroborate the applicable service period in order to evaluate completeness of the accruals.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 25, 2022

We have served as the Company's auditor since 2018.

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$150,483	$187,242
Short-term marketable securities	37,775	81,145
Prepaid expenses and other current assets	5,324	2,958
Total current assets	193,582	271,345
Property and equipment, net	90	131
Right of use asset	1,459	1,662
Other assets, noncurrent	417	201
Total assets	$195,548	$273,339
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,706	$3,428
Accrued expenses and other current liabilities	18,422	9,683
Total current liabilities	25,128	13,111
Operating lease liability, noncurrent	1,311	1,516
Total liabilities	26,439	14,627
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 34,900,727 and 34,741,649 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	4	4
Additional paid-in capital	479,436	468,238
Accumulated other comprehensive loss	(27)	(3)
Accumulated deficit	(310,304)	(209,527)
Total stockholders’ equity	169,109	258,712
Total liabilities and stockholders’ equity	$195,548	$273,339

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$81,759	$64,916	$37,046
General and administrative	19,127	15,238	8,605
Total operating expenses	100,886	80,154	45,651
Loss from operations	(100,886)	(80,154)	(45,651)
Other income	109	947	1,896
Net loss	(100,777)	(79,207)	(43,755)
Net unrealized (loss) gain on short-term marketable securities	(24)	3	(6)
Comprehensive loss	$(100,801)	$(79,204)	$(43,761)
Net loss per common share, basic and diluted	$(2.89)	$(2.52)	$(2.90)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	34,827,385	31,463,248	15,070,728

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

						Accumulated
	Redeemable Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2018	64,730,410	$124,728	238,986	$—	$36,646	$—	$(86,565)	$(49,919)
Conversion of convertible preferred stock into common stock upon closing of public offering	(64,730,410)	(124,728)	21,056,136	2	124,726	—	—	124,728
Issuance of common stock upon closing of initial public offering, net of issuance costs and underwriting fees of $10,348	—	—	6,612,500	1	95,452	—	—	95,453
Issuance of restricted common stock upon early exercise of stock options	—	—	491,207	—	—	—	—	—
Exercise of stock options	—	—	164,503	—	130	—	—	130
Vesting of restricted stock	—	—	—	—	240	—	—	240
Issuance of common stock pursuant to ESPP purchases	—	—	4,505	—	85	—	—	85
Stock-based compensation expense	—	—	—	—	1,770	—	—	1,770
Net unrealized loss on short-term marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(43,755)	(43,755)
Balances at December 31, 2019	—	—	28,567,837	3	259,049	(6)	(130,320)	128,726
Issuance of common stock upon closing of follow-on public offering, net of issuance costs and underwriting fees of $906	—	—	6,012,390	1	202,553	—	—	202,554
Exercise of stock options	—	—	150,343	—	303	—	—	303
Vesting of restricted stock	—	—	—	—	61	—	—	61
Issuance of common stock pursuant to ESPP purchases	—	—	11,079	—	198	—	—	198
Stock-based compensation expense	—	—	—	—	6,022	—	—	6,022
Disgorgement of stockholders' short-swing profits, net	—	—	—	—	52	—	—	52
Net unrealized gain on short-term marketable securities	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(79,207)	(79,207)
Balances at December 31, 2020	—	—	34,741,649	4	468,238	(3)	(209,527)	258,712
Exercise of stock options	—	—	140,128	—	750	—	—	750
Vesting of restricted stock	—	—	—	—	21	—	—	21
Issuance of common stock pursuant to ESPP purchases	—	—	18,950	—	373	—	—	373
Stock-based compensation expense	—	—	—	—	10,054	—	—	10,054
Net unrealized loss on short-term marketable securities	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	(100,777)	(100,777)
Balances at December 31, 2021	—	$—	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,777)	$(79,207)	$(43,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,054	6,022	1,770
Depreciation	41	17	—
Non-cash lease expense	203	196	—
Net amortization of premiums and discounts on short-term investments	1,066	83	(104)
Unrealized foreign exchange gain and loss	5	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,101)	(1,378)	(507)
Accounts payable	3,273	2,481	(426)
Accrued expenses and other current liabilities	8,737	1,122	7,395
Other liabilities	—	(2)	—
Operating lease liability	(182)	(138)	—
Net cash used in operating activities	(79,681)	(70,804)	(35,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(43,561)	(115,037)	(71,513)
Proceeds from sales of short-term marketable securities	—	9,864	—
Proceeds from maturities of short-term marketable securities	85,841	95,560	—
Purchase of property and equipment	—	(148)	—
Net cash provided by (used in) investing activities	42,280	(9,761)	(71,513)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock in follow-on public offering, net of issuance costs and underwriting fees	—	202,554	—
Proceeds from the issuance of common stock in initial public offering, net of issuance costs and underwriting fees	—	—	95,452
Proceeds from the exercise of stock options	750	303	130
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	373	198	85
Proceeds from the disgorgement of stockholders' short-swing profits, net	—	52	—
Proceeds from the early exercise of stock options in exchange for restricted common stock	—	—	321
Payment of deferred offering costs	(521)	—	—
Net cash provided by financing activities	602	203,107	95,988
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,799)	122,542	(11,152)
Cash, cash equivalents and restricted cash at the beginning of the year	187,390	64,848	76,000
Cash, cash equivalents and restricted cash at the end of the year	$150,591	$187,390	$64,848

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Right of use asset obtained in exchange for operating lease liability	$—	$1,751	$—
Change in net unrealizable (loss) gain on marketable securities	$(24)	$3	$(6)
Remeasurement of right of use asset and operating lease liability	$—	$173	$—
Conversion of convertible preferred stock into common stock	$—	$—	$124,728

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1.           Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis (NASH), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate, EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in pre-cirrhotic patients with F2-F3 fibrosis and the SYMMETRY study in cirrhotic patients with compensated F4 fibrosis. The Company previously conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of biopsy-confirmed NASH patients. The main portion of this study in patients with F1-F3 fibrosis showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. An expansion cohort in patients with cirrhotic NASH (F4, compensated) showed comparable results. Based on clinical data to date, the Company believes EFX has the potential to be a highly differentiated, best-in-class FGF21 analog and foundational NASH monotherapy.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its IPO in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including a net loss of $100,777, $79,207 and $43,755 for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, as of December 31, 2021, the Company had an accumulated deficit of $310,304. The Company expects to continue to generate operating losses for the foreseeable future. As of February 25, 2022, the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $188,258 as of December 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding beyond this time to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2.           Summary of significant accounting policies

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses, stock-based compensation expense, the valuations of common stock and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive income (loss) on the consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2021, 2020, and 2019.

Restricted cash

As of December 31, 2021 and 2020 the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the 2021 and 2020 consolidated balance sheets (see Note 12).

As of December 31, 2020, the Company was required to maintain a separate cash balance of $40 to collateralize corporate credit cards with a bank, which are classified within other current assets (non-current) on the consolidated balance sheets.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2021 and 2020, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Leases (Topic 840) Prior to the Adoption of Topic 842

The Company entered into lease agreements for office facilities which were classified as operating leases. Rent expense was recognized on a straight-line basis over the noncancelable term of the lease and, accordingly, the Company

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

recorded the difference between cash rent payments and the recognition of rent expense as a deferred rent liability, which was included within accrued expenses and other current liabilities (short-term portion) and other liabilities (long-term portion) on the consolidated balance sheet.

Segment information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company's singular focus is developing and commercializing transformative treatments for serious metabolic diseases, with an initial focus on NASH. The Company’s chief operating decision-maker, its Chief Executive Officer (CEO), reviews the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Stock-based compensation

The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied.The Company accounts for forfeitures as they occur. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. Prior to the Company’s initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by the Company’s board of directors.

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

Deferred offering costs

Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to Company's secondary offering or At-the-market (ATM) program, are initially capitalized and subsequently offset against proceeds raised from the same offering or program within stockholders' equity. As of December 31, 2021 and 2020, there were $524 and nil capitalized deferred offering costs on the consolidated balance sheets, respectively, which are classified within Prepaid expenses and other current assets.

Recently adopted accounting pronouncements

On January 1, 2021, the Company adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. ASU 2019-12 was effective beginning January 1, 2021. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) (“ASU 2016-13”), which introduces a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The guidance establishes a new “expected loss model” that requires entities to estimate current expected credit losses on financial instruments by using all practical and relevant information. Any expected credit losses are to be reflected as allowances rather than reductions in the amortized cost of available-for-sale debt securities. The Company adopted ASU 2016-13 as of January 1, 2021. For available-for-sale debt securities with unrealized losses, the Company measures credit losses in a manner similar to previous U.S. GAAP, except that losses will be recognized as allowances instead of reductions in the amortized cost of the debt securities. The adoption of ASU 2016-13 did not have a material impact on the consolidated financial statements.

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

●	Level 1—Quoted prices in active markets for identical assets or liabilities.
●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The following table summarizes our financial assets measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$116,261	$116,261	$—	$—
Corporate debt securities	37,775	—	37,775	—
	$154,036	$116,261	$37,775	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Money market funds	$158,023	$158,023	$—	$—
Commercial paper	47,955	—	47,955	—
Corporate debt securities	33,190	—	33,190	—
	$239,168	$158,023	$81,145	$—

Commercial paper and corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the years ended December 31, 2021 and December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4.           Short-term marketable securities

The following is a summary of short-term marketable securities presented on the Company’s consolidated balance sheet as of December 31, 2021 and 2020:

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$116,261	$—	$—	$—	$116,261
Corporate debt securities	37,802	—	(27)	—	37,775
	$154,063	$—	$(27)	$—	$154,036

Cash equivalents					$116,261
Short-term marketable securities					37,775
					$154,036

	December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$158,023	$—	$—	$—	$158,023
Commercial paper	47,955	—	—	—	47,955
Corporate debt securities	33,193	—	(3)	—	33,190
	$239,171	$—	$(3)	$—	$239,168

Cash equivalents					$158,023
Short-term marketable securities					81,145
					$239,168

As of December 31, 2021 and 2020, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5.           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	Year Ended December 31,
	2021	2020
Accrued external research and development expenses	$17,539	$8,740
Accrued employee compensation and benefits	554	495
Accrued legal and professional fees	124	154
Short-term lease liability and other	205	294
	$18,422	$9,683

6.           Redeemable convertible preferred stock

Upon completion of the Company’s IPO on June 24, 2019, 50,858,462 of the Company’s Series A redeemable convertible preferred stock and 13,871,948 shares of the Company’s Series B redeemable convertible preferred were

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

converted into 21,056,136 shares of common stock and the related carrying value of $124,728 was reclassified to common stock in the amount of $2 and additional paid-in capital in the amount of $124,726. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of December 31, 2021 or 2020.

7.           Stockholders’ equity (deficit)

Common stock

As of December 31, 2021 and 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, which may be declared by the board of directors. Through December 31, 2021, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-the-market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100.0 million, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. During the year ended December 31, 2021, the Company did not make any sales under the ATM facility.

As of December 31, 2021 and December 31, 2020, there were 34,900,727 and 34,741,649 shares of common stock issued and outstanding, respectively.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following shares of common stock were reserved for issuance as follows:

	Year Ended December 31,
	2021	2020
Options outstanding under the 2018 Stock Option and Grant Plan	2,011,891	2,148,019
Options outstanding under the 2019 Stock Option and Incentive Plan	3,209,203	1,585,293
Options available for future grant	1,889,299	2,127,544
Common stock available for ATM program	5,000,000	—
2019 Employee Stock Purchase Plan	872,429	543,963
	12,982,822	6,404,819

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2021 or 2020.

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

In April, June and July 2019, the Company amended certain option grant agreements granted under the Company’s 2018 Stock Option and Grant Plan to allow the holders the right to early exercise unvested options, subject to a repurchase right held by the Company equal to the lesser of the original exercise price per share or the fair value of the shares on the repurchase date. The unvested shares issued as a result of the early exercise are deemed restricted stock pursuant to a restricted stock agreement and a vesting schedule identical to the vesting schedule of the original grant agreement. The proceeds related to unvested restricted common stock are recorded as liabilities until the stock vests, at which point they are reclassified to additional paid-in capital. Common shares issued for the early exercise of options are included in issued and outstanding shares. As of December 31, 2021, there were no shares of unvested restricted common stock from the early exercise of stock options which were subject to repurchase by the Company

The following table summarizes restricted stock activity since December 31, 2019:

		Grant-Date Fair
	Number of Shares	Value
Unvested restricted common stock as of December 31, 2019	80,190	$—
Early exercise of unvested stock options	491,207	0.65
Shares vesting	(416,248)	0.65
Unvested restricted common stock as of December 31, 2020	155,149	0.52
Shares vesting	(155,149)	0.52
Unvested restricted common stock as of December 31, 2021	—	$-

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan is 2,572,457, which includes the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on January 1, 2020 and each January 1 thereafter by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,142,713 shares on January 1, 2020, 1,389,665 shares on January 1, 2021, and 1,396,029 shares on January 1, 2022.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 thereafter through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 285,678 shares on January 1, 2020, 347,416 shares on January 1, 2021, and 349,007 shares on January 1, 2022.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020	2019
Expected term (in years)	5.77	6.00	6.00
Expected volatility	72.17%	73.38%	73.75%
Weighted average risk-free interest rate	1.19%	0.65%	2.12%
Expected dividend yield	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity during 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2020	3,733,312	$12.15	8.53	52,498
Options granted	1,648,855	$22.29
Options exercised	(140,128)	$5.36
Options cancelled	(20,945)	$23.91
Balance outstanding, December 31, 2021	5,221,094	$15.49	8.20	$36,168
Vested and expected to vest, December 31, 2021	4,610,548	$14.75	7.97	$36,137
Exercisable, December 31, 2021	2,115,158	$10.45	7.29	$24,365

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $13.98, $17.07 and $8.34, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of certain clinical, manufacturing and regulatory milestones. The Company intends to begin to recognize stock compensation expense for these awards at the time that the related performance milestones are deemed probable to occur. The Company did not recognize any stock compensation expense related to these awards in 2021.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Classified within research and development expense	$3,054	$1,633	$485
Classified within general and administrative expense	7,000	4,389	1,285
Total stock-based compensation expense	$10,054	$6,022	$1,770

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $35,954, including performance-based awards with unrecognized compensation costs of $7,959.

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

Under the Amgen Agreement, the Company made a milestone payment in July 2019 of $2,500 in connection with dosing the first patient in the BALANCED study and is obligated to pay Amgen $7,500 in connection with dosing the first patient in a Phase 3 clinical trial, up to $30,000 in connection with marketing approvals, and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

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

During the year ended December 31, 2021 and 2020, the Company did not record any research and development expense in connection with the Amgen Agreement. During the year ended December 31, 2019, the Company recorded research and development expense of $2,500 related to the achievement of a clinical milestone, as specified in the agreement.

10.           Income taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2021	2020	2019
Current income tax provision:
Federal	$—	$—	$—
State	—	—	24
Total current income tax provision	—	—	24
Deferred income tax benefit:
Federal	23,352	(17,580)	(9,400)
State	7,274	(3,135)	688
Total deferred income tax benefit	30,626	(20,715)	(8,712)
Change in deferred tax asset valuation allowance	(30,626)	20,715	8,712
Total provision for income taxes	$—	$—	$24

The $24 provision for income taxes for the year ended December 31, 2019 was classified within general and administrative expense on the Consolidated Statements of Operations and Comprehensive Loss.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	7.2	4.0	(1.6)
Research and development tax credits	2.0	1.3	1.9
Other permanent differences	(0.1)	(0.1)	0.1
Change in deferred tax asset valuation allowance	(30.1)	(26.2)	(19.9)
Effect of Section 382 limitation	-	-	(1.5)
Effective income tax rate	-%	-%	-%

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$56,128	$29,951
Research and development tax credit carry forwards	4,522	2,096
License fees	3,523	3,364
Stock based compensation	3,716	1,402
Accruals, reserves and other	151	63
	68,040	36,876
Valuation allowance	(66,853)	(36,227)
Net deferred tax assets	1,187	649

Deferred tax liabilities:
Prepaid expenses	(1,187)	(649)
Net deferred tax liabilities	(1,187)	(649)

As of December 31, 2021, the Company had U.S. federal and state net operating loss carryforwards of $222,397 and $137,004, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $219,953, which may be carried forward indefinitely. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $5,388 and $565, respectively, which may be available to offset future tax liabilities and begin to expire in 2033. During the year ended December 31, 2021, gross deferred tax assets, before valuation allowance, increased by $30,626, due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2021, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018 and July 8, 2020. As a result of the ownership changes, approximately $2,118 and $3,632 of the NOLs will expire unutilized for federal and state purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Code Section 382 ownership change as a result of future changes in its stock ownership.

The Company’s research and development credits are subject to Code Section 383 and are limited due to the ownership changes that the Company has experienced. As of December 31, 2021, the Company has derecognized approximately $87 and $43 of gross federal and state research and development credits, respectively. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period. In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Valuation allowance as of January 1,	$(36,227)	$(15,512)
Increases recorded to income tax provision		—
Decreases recorded as a benefit to income tax provision	(30,626)	(20,715)
Valuation allowance as of December 31,	$(66,853)	$(36,227)

As of December 31, 2021, the Company had gross unrecognized tax benefits of $1,313, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets.  The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2021, the Company will file income tax returns in the U.S., California, Connecticut, Illinois, Massachusetts, Maryland, New York, North Carolina and Pennsylvania, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable.  There are currently no pending tax examinations.  The Company is open to future tax examination under statute from 2017 to the present.

A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows

Balance at December 31, 2018	$—
Increases related to current year tax positions	237
Balance at December 31, 2019	$237
Increases related to current year tax positions	407
Balance at December 31, 2020	$644
Increases related to prior year tax positions	66
Increases related to current year tax positions	603
Balance at December 31, 2021	$1,313

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the year ended December 31, 2021.

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

On December 27, 2020, the “Consolidated Appropriations Act, 2021” (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in the CARES Act, while providing aid to businesses affected by the COVID-19 pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its 2021 and 2020 tax provision.

On January 1, 2021, the Company adopted Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12). This new guidance simplifies the accounting for income taxes by removing certain exceptions to general principles, clarifying requirements and including amendments to improve consistent application of the guidance. The guidance specifically removes the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items, such as discontinued operations or other comprehensive income. The guidance also requires an entity to recognize a franchise tax that is partially based on income as an income-based tax and to account for any other amounts incurred as a non-income based tax. The guidance is effective for the Company beginning January 1, 2021 using a prospective approach. Historically, the Company has included capital and gross receipts-based taxes as above the line taxes. Thus, the adoption will have no material impact to the Company. Additionally, the changes to the intraperiod allocation and treatment of discontinued operations or other comprehensive income have no impact to the Company.

11.         Net loss per share

Basic and diluted net loss per share was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(100,777)	$(79,207)	$(43,755)
Denominator:
Weighted average common shares outstanding, basic and diluted	34,827,385	31,463,248	15,070,728
Net loss per share, basic and diluted	$(2.89)	$(2.52)	$(2.90)

The Company excluded 8,127 shares, 31,215 shares and 49,568 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the years ended December 31, 2021, 2020 and 2019, respectively, because those shares had not vested.

	Year Ended December 31,
	2021	2020	2019
Options to purchase common stock	5,221,094	3,733,312	3,096,555
Unvested restricted common stock	—	33,614	155,149
	5,221,094	3,766,926	3,251,704

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

12.         Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China. As of February 2022, COVID-19 has spread to other countries, including Europe and the United States, and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have intensified and the United States, Europe and Asia have implemented severe travel restrictions, social distancing requirements, stay-at-home orders and have delayed the commencement of non-COVID-19-related clinical trials, among other restrictions. The Company’s financial results for the years ended December 31, 2021, 2020 and 2019 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition, operations, and business plans for 2022, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of December 31, 2021, maturities of the Company’s operating lease liabilities were as follows:

2022	$312
2023	321
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,864
Less imputed interest	(348)
Present value of operating lease liabilities	$1,516

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2021, the total lease liability was $1,516, of which $1,311 was noncurrent and $205 was current and classified within “Accrued expenses and other current liabilities” on the balance sheet.

For the year ended December 31, 2021, the components of operating lease cost were as follows:

		Year Ended
		December 31,
		2021	2020
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$324	$267
Variable operating lease cost	General and administrative expense	17	43
Short-term lease cost	Research and development expense	—	32
Total operating lease cost		$341	$342

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$303	$210
Weighted average remaining lease term		5.6	6.6
Weighted average discount rate		7.6%	7.6%

Prior to the Company’s adoption of ASC 842 on January 1, 2020, the Company recognized rent expense on a straight-line basis over the respective lease periods and recorded rent expense of $305 for the year ended December 31, 2019. As of December 31, 2019, future minimum commitments due under the Company’s leases totaled $401, of which $321 was due in 2020 and $80 was due in 2021.

Research and manufacturing commitments

The Company has entered into agreements with CROs and CMOs to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2021, the Company had non-cancelable purchase commitments under these agreements totaling $7,420.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021, 2020 or 2019.

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

13.         Related parties

Apple Tree Life Sciences, Inc.

The principal and founding member of Apple Tree Life Sciences, Inc. ("Apple Tree"), one of the Company’s early investors, is a member of the Company’s board of directors. The Company's founders, including the current Executive Vice President and Chief Operating Officer and Chief Scientific Officer, were formerly employees of Apple Tree. During the years ended December 31, 2021, 2020 and 2019, the Company incurred fees for certain general and administrative services from Apple Tree totaling $0, $0 and $20, respectively. As of December 31, 2021 and 2020, the Company did not owe any amounts to Apple Tree.

Atlas Venture Life Science Advisors, LLC

A partner of Atlas Venture Life Science Advisors (“Atlas”), one of the Company’s investors, was a member of the Company’s board of directors up until December 31, 2021. In August 2018, the Company entered into a use and occupancy agreement for office space in Cambridge, Massachusetts with Atlas. The parties terminated the agreement in September of 2019. During the year ended December 31, 2019 the Company incurred fees under the use and occupancy agreement with Atlas totaling $22. As of December 31, 2021 and 2020, the Company did not owe any amounts to Atlas.

14.          Benefit plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Company’s board of directors. The Company did not make any matching contributions to the plan during the years ended December 31, 2021, 2020 and 2019.

15.         Subsequent events

The Company evaluated subsequent events through February 25, 2022, the date on which these consolidated financial statements were available to be issued.

In January 2022, the Company granted 248,376 stock options to employees at an exercise price of $21.70, which vest upon the achievement on or before December 31, 2022 of certain clinical, manufacturing and regulatory milestones. The Company intends to begin to recognize stock compensation expense for these awards at the time that the related performance milestones are deemed probable to occur.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of December 31, 2021 on Form 10-K. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f)) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management and our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on the results of our evaluation under that framework, we concluded that our internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2021 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Akero Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Akero Therapeutics, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 25, 2022To the shareholders and the Board of Directors of Akero Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Akero Therapeutics, Inc. (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021 of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Parsippany, NJ

February 25, 2022

Item 9B. Other Information.

None.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Business Conduct and Ethics is posted on our website at https://ir.akerotx.com/corporate-governance/documents-charters.

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

Item 11.   Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14.   Principal Accounting Fees and Services

Our independent public accounting firm is Deloitte & Touche LLP, Parsippany, NJ, PCAOB Auditor ID 34.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

10.10*	Amended and Restated Non-Employee Director Compensation Policy

10.11

Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates a management contract or any compensatory plan, contract or arrangement.
*	Filed herewith.

** Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

+

The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: February 25, 2022	By:	/s/ ANDREW CHENG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2022
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	February 25, 2022
William White

/s/ JUDY CHOU	Director	February 25, 2022
Judy Chou, Ph.D.

/s/ SETH L. HARRISON	Director	February 25, 2022
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	February 25, 2022
Jane P. Henderson

/s/ TOM HEYMAN	Director	February 25, 2022
Tom Heyman

/s/ MARK IWICKI	Director	February 25, 2022
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	February 25, 2022
Graham Walmsley, M.D., Ph.D

/s/YUAN XU	Director	February 25, 2022
Yuan Xu, Ph.D