Form 10-K/A
period 2021-12-31
Akero Therapeutics, Inc.
filed 2022-03-02
CIK 1744659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Akero Therapeutics, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Form 10-K”).

This Amendment is being filed solely to delete the duplicate Report Of Independent Registered Public Accounting Firm (the “Report”) related to internal control over financial reporting of Deloitte & Touche LLP (“Deloitte & Touche”) included in the Form 10-K under Item 9A. “Controls and Procedures.” Due to a clerical error, the Form 10-K inadvertently included two identical copies of the same Report. The sole change in this Amendment is the elimination of the duplicate copy.

This Amendment consists solely of the preceding cover page, this explanatory note, the information required by Item 15 of Form 10-K, a signature page, a replacement Item 9A. “Controls and Procedures,” which contains the correct Report, and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K.

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

/s/ Deloitte & Touche LLP

Parsippany, NJ

February 25, 2022

Item 15. Exhibits, Financial Statement Schedules

(a)          The following documents are filed as part of the Form 10-K:

1)	The consolidated financial statements filed as part of the Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of the Form 10-K.

2)	No schedules are submitted because they are not applicable, not required or because information is included in the consolidated financial statements or the notes thereto.

3)	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of the Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Amendment. The exhibits listed in the Exhibit Index are incorporated by reference herein.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2	Amended and Restated Bylaws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

4.2	Amended and Restated Investors' Rights Agreement among the Registrant and certain of its stockholders, dated December 5, 2018 (incorporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.3 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

10.1#	2018 Stock Option and Grant Plan, as amended, and form of award agreements thereunder (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.2#	2019 Stock Option and Grant Plan, and form of award agreements thereunder. (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

10.3#	2019 Employee Stock Purchase Plan. (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

10.4#	2019 Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.5#	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

Exhibit
Number	Exhibit Description

10.6#	Form of Amended and Restated Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed June 10, 2019)

10.7#	Amended and Restated Employment Agreement for Andrew Cheng (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed June 10, 2019)

10.8#	Amended and Restated Employment Agreement for William White (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

10.9**	Exclusive License Agreement, by and between the Registrant and Amgen Inc., dated June 7, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.10†	Amended and Restated Non-Employee Director Compensation Policy

10.11	Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

21.1†	List of Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1†	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

#	Indicates a management contract or any compensatory plan, contract or arrangement.

*	Filed herewith.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

†	Previously filed with the Form 10-K.

+	The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ Andrew Cheng
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ Andrew Cheng	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2022
Andrew Cheng, M.D., Ph.D.

/s/ William White	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	March 1, 2022
William White

*	Director	March 1, 2022
Judy Chou, Ph.D.

*	Director	March 1, 2022
Seth L. Harrison, M.D.

*	Director	March 1, 2022
Jane P. Henderson

*	Director	March 1, 2022
Tom Heyman

*	Director	March 1, 2022
Mark Iwicki

*	Director	March 1, 2022
Graham Walmsley, M.D., Ph.D

*	Director	March 1, 2022
Yuan Xu, Ph.D

By:	/s/ Andrew Cheng
Andrew Cheng Attorney-in-Fact * Pursuant to Power of Attorney