Form 10-Q
period 2022-03-31
Akero Therapeutics, Inc.
filed 2022-05-06
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 35,022,935 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
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
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.
•
Failures or delays in the commencement or completion of, or ambiguous or negative results from our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.
•
Clinical development is uncertain and our clinical trials for efruxifermin (“EFX”) and any future product candidates may experience delays, which would adversely affect our ability to obtain regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
•
We rely and will continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.
•
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
•
We are heavily dependent on the success of EFX, our only product candidate.
•
If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidate.
•
We may develop EFX, and potentially future product candidates, in combination with other therapies, which exposes us to additional risks.
•
If we are not successful in discovering, developing, receiving regulatory approval for and commercializing EFX and any future product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.
•
We may be required to make significant payments under our license agreement for EFX.
•
The regulatory approval processes of the U.S. Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
•
Even if we are able to obtain regulatory approvals for our product candidate or any future product candidates, if they exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could be subject to costly and damaging product liability claims.
•
Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which, if violated, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.
•
We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.
•
We currently have a limited operating history, have not generated any revenue to date, and may never become profitable.
•
We will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.
•
Business interruptions resulting from the ongoing COVID-19 pandemic or similar public health crises, as well as from geopolitical and military conflict such as the ongoing warfare in Ukraine, could cause a disruption of the development of our product candidates and adversely impact our business.

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
•
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$150,489	$150,483
Short-term marketable securities	14,887	37,775
Prepaid expenses and other current assets	2,558	5,324
Total current assets	167,934	193,582
Property and equipment, net	79	90
Right of use asset	1,406	1,459
Other assets, noncurrent	468	417
Total assets	$169,887	$195,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,450	$6,706
Accrued expenses and other current liabilities	17,647	18,422
Total current liabilities	22,097	25,128
Operating lease liability, noncurrent	1,255	1,311
Total liabilities	23,352	26,439
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 35,022,935 and 34,900,727 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	482,894	479,436
Accumulated other comprehensive loss	(30)	(27)
Accumulated deficit	(336,333)	(310,304)
Total stockholders’ equity	146,535	169,109
Total liabilities and stockholders’ equity	$169,887	$195,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$20,514	$10,602
General and administrative	5,537	4,526
Total operating expenses	26,051	15,128
Loss from operations	(26,051)	(15,128)
Other income	22	38
Net loss	(26,029)	(15,090)
Net unrealized (loss) gain on short-term marketable securities	(3)	1
Comprehensive loss	$(26,032)	$(15,089)
Net loss per common share, basic and diluted	$(0.74)	$(0.43)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	35,005,501	34,744,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on short-term marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535

Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,029)	$(15,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,311	2,364
Depreciation	11	11
Non-cash lease expense	53	50
Net amortization of premiums and discounts on short-term investments	135	121
Unrealized foreign exchange gain and loss	(9)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,730	(2,787)
Accounts payable	(2,247)	1,177
Accrued expenses and other current liabilities	(782)	(4,143)
Operating lease liability	(49)	(49)
Net cash used in operating activities	(22,876)	(18,346)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of short-term marketable securities	22,750	19,000
Net cash provided by investing activities	22,750	19,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	147	24
Payment of deferred offering costs	(15)	—
Net cash provided by financing activities	132	24
Net increase in cash, cash equivalents and restricted cash	6	678
Cash, cash equivalents and restricted cash at the beginning of the year	150,591	187,390
Cash, cash equivalents and restricted cash at the end of the year	$150,597	$188,068

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	15	—
Change in net unrealizable (loss) gain on marketable securities	$(3)	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin, or EFX, which is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in cirrhotic patients (F4 fibrosis, compensated). The Company previously conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of patients with biopsy-confirmed NASH. The main portion of this study in patients with F1-F3 fibrosis showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. An expansion cohort in patients with cirrhotic NASH (F4, compensated) showed comparable results. Based on clinical data to date, the Company believes EFX has the potential to be a highly differentiated, best-in-class FGF21 analog and promising NASH monotherapy, if approved.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and most recently with proceeds from its initial public offering (“IPO”) in June 2019 and a follow-on public offering of its common stock in July 2020. The Company has incurred recurring losses since its inception, including net losses of $26,029 and $15,090 for the three months ended March 31, 2022 and 2021, respectively, and net losses of $100,777 and $79,207 for the years ended December 31, 2021 and 2020, respectively. In addition, as of March 31, 2022, the Company had an accumulated deficit of $336,333. The Company expects to continue to generate operating losses for the foreseeable future. As of May 6, 2022, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

marketable securities of $165,376 as of March 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021 and the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of research and development expenses, stock-based compensation expense and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive income (loss) on the condensed consolidated balance sheets. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, an estimate of expected credit losses is made. The credit-related impairment amount is recognized in the condensed consolidated statements of operations. Credit losses are recognized through the use of an allowance for credit losses account in the condensed consolidated balance sheet and subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended March 31, 2022 and December 31, 2021.

Restricted cash

As of March 31, 2022 and December 31, 2021, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 11).

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2022 and December 31, 2021, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which introduced a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The Company adopted ASU 2016-03 as of January 1, 2021. For available-for-sale debt securities with unrealized losses, those losses are recognized as allowances rather than reductions in the amortized cost of the underlying security. The adoption of ASU 2016-03 did not have a material impact on the Company's condensed consolidated financial statements.

3. Fair value measurements

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

The following is a summary of our financial assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$114,548	$114,548	$—	$—
Corporate debt securities	14,887	—	14,887	—
	$129,435	$114,548	$14,887	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$116,261	$116,261	$—	$—
Corporate debt securities	37,775	—	37,775	—
	$154,036	$116,261	$37,775	$—

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31, 2022 and the twelve months ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short-term marketable securities

The following is a summary of short-term marketable securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$114,548	$—	$—	$—	$114,548
Corporate debt securities	14,917	—	(30)	—	14,887
	$129,465	$—	$(30)	$—	$129,435

Cash equivalents					$114,548
Short-term marketable securities					14,887
					$129,435

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$116,261	$—	$—	$—	$116,261
Corporate debt securities	37,802	—	(27)	—	37,775
	$154,063	$—	$(27)	$—	$154,036

Cash equivalents					$116,261
Short-term marketable securities					37,775
					$154,036

As of March 31, 2022 and December 31, 2021, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accrued external research and development expenses	$15,799	$17,539
Accrued employee compensation and benefits	1,452	554
Accrued legal and professional fees	184	124
Short-term lease liability and other	212	205
	$17,647	$18,422

6. Stockholder’s equity (deficit)

Common stock

As of March 31, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2022, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100.0 million, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. During the three months ended March 31, 2022, the Company did not make any sales under the ATM facility.

As of March 31, 2022 and December 31, 2021, there were 35,022,935 and 34,900,727 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2022	December 31, 2021
Options outstanding under the 2018 Stock Option and Grant Plan	1,889,683	2,011,891
Options outstanding under the 2019 Stock Option and Incentive Plan	3,693,775	3,209,203
Options available for future grant	2,800,756	1,889,299
Common stock available for ATM program	5,000,000	5,000,000
2019 Employee Stock Purchase Plan	1,221,436	872,429
	14,605,650	12,982,822

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2022.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,389,665 shares on January 1, 2021 and by 1,396,029 shares on January 1, 2022.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 347,416 shares on January 1, 2021 and by 349,007 shares on January 1, 2022.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2022	2021
Expected term (in years)	5.77	6.00
Expected volatility	72.69%	70.44%
Weighted average risk-free interest rate	1.42%	0.59%
Expected dividend yield	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2021	5,221,094	$15.49	8.20	36,168
Options granted	515,627	$21.54
Options exercised	(122,208)	$1.21
Options cancelled	(31,055)	$22.16
Balance outstanding, March 31, 2022	5,583,458	$16.32	8.20	$19,714
Vested and expected to vest, March 31, 2022	4,724,536	$15.42	7.92	$19,714
Exercisable, March 31, 2022	2,297,235	$11.19	7.26	$14,723

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2022 and 2021 was $13.62 and $16.08, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. The Company intends to begin to recognize stock compensation expense for these awards at the time that the related performance milestones are deemed probable to occur. The Company did not recognize any stock compensation expense related to these awards in 2021 or for the three months ended March 31, 2022.

In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at exercise price of $21.70. The Company did not recognize any stock compensation expense related to these awards for the three months ended March 31, 2022.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Classified within research and development expense	$1,111	$1,645
Classified within general and administrative expense	2,200	719
Total stock-based compensation expense	$3,311	$2,364

As of March 31, 2022, total unrecognized compensation cost related to unvested stock options was $39,717, including performance-based awards with unrecognized compensation costs of $11,284. These unvested stock options are expected to be recognized over a weighted average period of 1.92 years.

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

Under the Amgen Agreement, the Company made a milestone payment in the third quarter of 2019 of $2,500 in connection with dosing the first patient in the BALANCED study and is obligated to pay Amgen $7,500 in connection with dosing the first patient in a Phase 3 clinical trial, up to $30,000 in connection with marketing approvals, and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

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

During the three months ended March 31, 2022 and 2021, the Company did not record any research and development expense in connection with the Amgen Agreement.

9. Income taxes

During the three months ended March 31, 2022 and 2021, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three months ended March 31, 2022.

On June 29, 2020, California Assembly Bill 85 ("AB85") was signed into law. AB85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, AB85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for taxpayers with taxable income of $1 million or more. Since the Company is not expected to generate California source taxable income of more than $1 million during these periods, no material impact is anticipated at this time.

10. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(26,029)	$(15,090)
Denominator:
Weighted average common shares outstanding, basic and diluted	35,005,501	34,744,275
Net loss per share, basic and diluted	$(0.74)	$(0.43)

The Company excluded nil shares and 9,761 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended March 31, 2022 and 2021, respectively, because those shares had not vested.

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

	Three months ended March 31,
	2022	2021
Options to purchase common stock	5,583,458	3,877,705
Unvested restricted common stock	—	18,725
	5,583,458	3,896,430

11. Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and subsequently spread to other countries, including Europe and the United States, and was declared a pandemic by the World Health Organization. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve and countries including the United States, Europe and Asia continue to respond by implementing restrictions such as travel restrictions, social distancing requirements, stay-at-home orders and delayed commencement of non-COVID-19-related clinical trials. The Company’s financial results for the three months ended March 31, 2022 and 2021 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans for 2022, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of March 31, 2022, maturities of the Company’s operating lease liability was as follows:

2022 (remaining)	$235
2023	321
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,787
Less imputed interest	(320)
Present value of operating lease liabilities	$1,467

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of March 31, 2022, the total lease liability was $1,467, of which $1,255 was noncurrent and $212 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three months ended March 31, 2022 and 2021, the components of operating lease cost were as follows:

		Three Months Ended
		Three Months Ended March 31,
		2022	2021
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81
Short-term lease cost	General and administrative expense	29	—
Variable operating lease cost	General and administrative expense	12	—
Total operating lease cost		$122	$81

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$77	$75
Weighted average remaining lease term		5.3	6.3
Weighted average discount rate		7.6%	7.6%

Research and manufacturing commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2022, the Company had non-cancelable purchase commitments under these agreements totaling $8,120.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

12. Subsequent event

The Company evaluated subsequent events through May 6, 2022, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months ended March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensate. Based on clinical data to date, which include substantial rates of fibrosis regression among patients with biopsy-confirmed NASH treated with EFX for only 16 weeks, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH.

The Phase 2b HARMONY and SYMMETRY studies build on the results of three prior randomized, double-blind, placebo-controlled clinical trials, in which a total of 162 adult patients with either NASH (n=79) or Type 2 Diabetes Mellitus, or T2D, (n=83) were treated with EFX for up to 16 weeks. Our Phase 2a BALANCED study showed EFX’s potential to reverse fibrosis and restore metabolic health while maintaining a favorable cardiovascular profile. Among 40 EFX patients with F1-F3 fibrosis who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Improvements in metabolic health included significant relative reductions in liver fat (up to 71%), significant reductions in HbA1c (up to 0.9% in patients with both NASH and T2D), and significant reductions in triglycerides (up to 45%), a key attribute given that cardiovascular disease remains the number one cause of mortality in patients with NASH. Across EFX groups, the most frequent adverse events were grade 1 or 2 gastrointestinal events, which were transient in nature.

Results among a subset of patients from the 16-week BALANCED main study who had F2 or F3 fibrosis at baseline, as well as results from an expansion cohort of patients with cirrhosis due to NASH (F4 fibrosis, compensated), support our confidence that we expect to continue to observe histological improvements in the ongoing, longer-duration HARMONY and SYMMETRY studies. For example, among BALANCED study patients who had F2/F3 fibrosis at baseline, 68% had at least a one-stage improvement in fibrosis, including 50% who had a two-stage fibrosis improvement. We also observed that 33% of patients with cirrhosis due to NASH (F4, compensated) achieved a one-stage improvement in fibrosis without worsening of NASH after just 16 weeks.

Based on the highly consistent results across three separate clinical trials in patients with T2D and/or NASH, which we believe reflects the ability of EFX to uniquely reproduce the actions of native FGF21, we believe EFX holds the potential to be a highly-differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. We believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock and the initial public offering of our common stock in June 2019 and an underwritten public offering of our common stock in July 2020. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $26.0 million and $15.1 million for the three months ended March 31, 2022 and 2021, respectively. Our net losses were $100.8 million and $79.2 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $336.3 million.

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

As of March 31, 2022, we had cash, cash equivalents and short-term marketable securities of $165.4 million, which we believe will be sufficient to fund our current operating plan into the third quarter of 2023.

Impact of the COVID-19 Pandemic

As of May 2022, the ongoing COVID-19 pandemic continues to spread globally and evolve with emerging variants, such as Omicron, the BA.2 subvariants and other SARS-CoV-2 viruses. Efforts to contain the spread of COVID-19 have intensified and are evolving. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three months ended March 31, 2022 and for the years ended December 31, 2021 and 2020 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which was completed in 2021. In addition, our ongoing Phase 2b HARMONY trial, for which we completed enrollment in February 2022, and our ongoing SYMMETRY trial, for which enrollment remains open, have not been materially impacted by the COVID-19 pandemic.

Our manufacturing efforts to date have progressed without any adverse impact from COVID-19. Specifically, commercial-scale manufacture of GMP drug substance, or API, for our Phase 2b HARMONY and SYMMETRY studies was completed in April 2020. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 and completed during the first quarter of 2022. Manufacture of GMP drug product for our Phase 2b HARMONY and SYMMETRY studies was completed in September 2020, with additional batches manufactured and completed in the third quarter of 2021. Scale-up of manufacturing of a new drug product formulation and delivery device for use in Phase 3 clinical trials, which is expected to be completed in 2022, has so far proceeded without any adverse impact from COVID-19.

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

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$20,514	$10,602	$9,912	93%
General and administrative	5,537	4,526	1,011	22%
Total operating expenses	26,051	15,128	10,923	72%
Loss from operations	(26,051)	(15,128)	(10,923)	72%
Other income	22	38	(16)	(42)%
Net loss	$(26,029)	$(15,090)	$(10,939)	72%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$17,494	$8,691	$8,803	101%
Personnel and related costs	3,020	1,911	1,109	58%
Total research and development expenses	$20,514	$10,602	$9,912	93%

Research and development expenses were $20.5 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $9.9 million. Direct costs for our EFX program increased $8.8 million, attributed primarily to a $5.6 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $3.3 million increase in third-party contract manufacturing expenses for EFX. Personnel and related costs increased $1.1 million, due to a $0.7 million increase in wage and wage-related expenses and a $0.4 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $5.5 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively, an increase of $1.0 million which was due primarily to a $0.6 million increase in stock-based compensation and a $0.3 increase in wage and wage-related expenses resulting from increased staff.

Other income

Other income for the three months ended March 31, 2022 is comprised primarily of less than $0.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to less than $0.1 million for the three months ended March 31, 2021. This decrease is related to decrease in the amounts invested on our investment funds.

Liquidity and capital resources

From our inception through March 31, 2022, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. To date, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019 and a follow-on public offering of our common stock in July 2020. Through March 31, 2022, we had received gross proceeds totaling $412.7 million from sales of our redeemable convertible preferred stock in 2017 and 2018, the initial public offering of our common stock in June 2019 and the follow-on public offering of our common stock in July 2020. As of March 31, 2022, we had cash, cash equivalents and short-term marketable securities of $165.4 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(22,876)	$(18,346)
Net cash provided by investing activities	22,750	19,000
Net cash provided by financing activities	132	24
Net increase in cash, cash equivalents and restricted cash	$6	$678

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was $22.9 million, consisting of a net loss of $26.0 million and changes in our operating assets and liabilities of $0.3 million, offset by non-cash charges of $3.5 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2022 was $22.8 million from the maturities of short-term marketable securities.

Cash provided by investing activities for the three months ended March 31, 2021 was $19.0 million from the maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2022 was $0.1 million from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2021 was less than $0.1 million from the exercise of stock options.

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
•
our ability to maintain our license to EFX from Amgen;
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

Contractual obligations and other commitments

During the three months ended March 31, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K other than our non-cancelable purchase arrangements.

Non-cancelable purchase arrangements increased to $9.9 million as of March 31, 2022, compared to $9.3 million as of December 31, 2021. The increase of $0.6 million was primarily attributable to $0.7 million increase in the purchase obligations to support the growth and expansion of our clinical trials activities partially offset by a $0.1 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission on February 25, 2022. There were no material changes to our critical accounting policies through March 31, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $165.4 million as of March 31, 2022, which consisted primarily of money market funds, commercial paper, U.S. treasury securities and corporate debt securities, largely composed of investment grade, short to intermediate term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

All control systems have inherent limitations including the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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
•
the ability of our clinical sites to maintain adequate personnel;
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

Failures or delays in the commencement or completion of, or ambiguous or negative results from our planned clinical trials of our product candidates could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board, or DSMB, overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, to make EFX drug substance (active pharmaceutical ingredient, or API) to supply the HARMONY and SYMMETRY studies, and future clinical trials and for commercial sale, if approved. We have successfully manufactured API under GMP conditions, which has been released for clinical use. Similarly we have contracted with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan to enter into a future agreement for commercial supply at the appropriate time. Even though the GMP DP being used for our ongoing HARMONY study is similar to the DP that was used for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects, the process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen, Inc., or Amgen, in patients with T2D. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

At any time and for any reason, we may determine that one or more of our discovery programs or pre- clinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, means we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates.

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

As of April 29, 2022, we had 35 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

For example, we may seek a Breakthrough Therapy designation for some of our product candidates. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, for products being considered for accelerated approval, the FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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
•
mandate modifications to instructions for use;
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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. These reductions were extended through 2030. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022. Following the temporary suspension, a 1% payment reduction is now in force effective April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. Additionally, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. At the federal level, the President Biden signed an Executive Order on July 9, 2021 affirming its policy (i) to support legislative reforms that would lower prescription drug prices, including by allowing Medicare to negotiate drug prices and by imposing inflation caps; and (ii) to support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to submit a report to combat excessive pricing of prescription drugs, to enhance the domestic drug supply chain, to reduce the price that the Federal government pays for drugs, and to address price gouging in the industry; and directs the FDA to work with states to develop prescription drug importation plans pursuant to the Medicare Modernization Act of 2003 and FDA’s related implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that it will continue to seek new legislative measures to control drug costs. On July 9, 2021, President Biden issued an executive order directing the FDA to, among other things, continue to clarify and improve the approval framework for generic drugs and identify and address any efforts to impede generic drug competition.

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

•
the federal Anti-Kickback Statute prohibits persons from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for the furnishing or arranging for the furnishing, or the purchase, lease or order, or arranging for or recommending purchase, lease or order, of any good or service for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
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
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products;

•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2022 and 2021, we reported net losses of $26.0 million and $15.1 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $100.8 million and $79.2 million, respectively. As of March 31, 2022, we had an accumulated deficit of $336.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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
•
seek regulatory approvals for EFX or any future product candidates;
•
commercialize EFX or any future product candidates, if approved;
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

As of March 31, 2022, we had $165.4 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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
•
our ability to maintain our license to EFX from Amgen;
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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of March 31, 2022, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified, and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

•
delays in our regulatory approval efforts;
•
remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to business partners in an effort to maintain relationships after an attack;
•
increased cybersecurity protection costs, which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants;
•
increased insurance premiums;
•
reputational damage that adversely affects customer or investor confidence;
•
damage to the company’s competitiveness, stock price, and long-term shareholder value; and
•
significantly increase our costs to recover or reproduce the data.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has continued to spread globally, including in all 50 states within the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. We have instituted work-from-home policies for all of our employees. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, new variants, including the recent “Omicron” variant of the virus and associated sub-variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic. Since the beginning of the COVID-19 pandemic, three vaccines for COVID-19 have received Emergency Use Authorization by the FDA and two of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the duration of the current Omicron variant, new variants and sub-variants of the virus which may impact vaccination efforts, mask and vaccine mandates, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and any additional preventative and protective actions that governments take to contain the COVID-19 pandemic or treat its impact, among others

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which continue to be affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine and, while we do not have direct exposure to Ukraine, we do have third-party manufacturing partners with locations in Europe. The activities of such manufacturing partners may be impacted based upon the events taking place there. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we are now subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

•
compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
•
full disclosure obligations regarding executive compensation; and
•
compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the three months ended March 31, 2022, our stock price has ranged from $12.97 to $22.26. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
•
general economic, industry and market conditions, including the ongoing COVID-19 pandemic;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad (such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the European Union and others on Russia and other related parties);
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

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

AKERO THERAPEUTICS, INC.

Date: May 6, 2022	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)