Form 10-Q
period 2022-06-30
Akero Therapeutics, Inc.
filed 2022-08-05
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 37,571,426 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to complete enrollment in an ongoing expansion cohort of the SYMMETRY study, known as Cohort D, which is evaluating EFX in patients who have both Type 2 Diabetes, or T2D, and NASH, and are being treated with GLP-1 therapeutics to manage their T2D;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$177,727	$150,483
Short-term marketable securities	2,998	37,775
Prepaid expenses and other current assets	3,422	5,324
Total current assets	184,147	193,582
Property and equipment, net	68	90
Right of use asset	1,352	1,459
Other assets, noncurrent	108	417
Total assets	$185,675	$195,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,877	$6,706
Accrued expenses and other current liabilities	19,820	18,422
Total current liabilities	26,697	25,128
Loan payable, noncurrent	9,366	—
Warrant liability	41	—
Operating lease liability, noncurrent	1,199	1,311
Total liabilities	37,303	26,439
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 37,570,326 and 34,900,727 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	512,107	479,436
Accumulated other comprehensive loss	(3)	(27)
Accumulated deficit	(363,736)	(310,304)
Total stockholders’ equity	148,372	169,109
Total liabilities and stockholders’ equity	$185,675	$195,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$21,363	$23,976	$41,877	$34,578
General and administrative	6,231	4,990	11,768	9,516
Total operating expenses	27,594	28,966	53,645	44,094
Loss from operations	(27,594)	(28,966)	(53,645)	(44,094)
Interest expense	(53)	—	(53)	—
Other income	244	33	266	71
Net loss	(27,403)	(28,933)	(53,432)	(44,023)
Net unrealized gain (loss) on short-term marketable securities	27	(7)	24	(6)
Comprehensive loss	$(27,376)	$(28,940)	$(53,408)	$(44,029)
Net loss per common share, basic and diluted	$(0.77)	$(0.83)	$(1.52)	$(1.27)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	35,383,685	34,814,631	35,195,638	34,779,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on short-term marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535
Issuance of common stock pursuant to ESPP purchases	22,139	—	178	—	—	178
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Stock-based compensation expense	—	—	4,161	—	—	4,161
Net unrealized gain on short-term marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(27,403)	(27,403)
Balances at June 30, 2022	37,570,326	$4	$512,107	$(3)	$(363,736)	$148,372

Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020
Exercise of stock options	60,333	—	393	—	—	393
Vesting of restricted stock	—	—	9	—	—	9
Issuance of common stock pursuant to ESPP purchases	10,130	—	215	—	—	215
Stock-based compensation expense	—	—	2,436	—	—	2,436
Net unrealized loss on short-term marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(28,933)	(28,933)
Balances at June 30, 2021	34,840,782	$4	$473,688	$(9)	$(253,550)	$220,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,432)	$(44,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,472	4,800
Depreciation	22	21
Non-cash lease expense	107	100
Net amortization of premiums and discounts on short-term investments	181	303
Amortization of debt issuance costs and discount	16	—
Unrealized foreign exchange gain and loss	(24)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,122	(2,848)
Accounts payable	145	(1,121)
Accrued expenses and other current liabilities	1,105	4,475
Operating lease liability	(99)	(87)
Net cash used in operating activities	(42,385)	(38,380)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	—	(31,654)
Proceeds from maturities of short-term marketable securities	34,620	40,000
Net cash provided by investing activities	34,620	8,346
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	147	417
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	178	215
Proceeds from the issuance of common stock pursuant to private offering	25,000	—
Proceeds from loan payable	10,000	—
Payment of loan payable issuance costs	(255)	—
Payment of deferred offering costs	(61)	(342)
Net cash provided by financing activities	35,009	290
Net increase (decrease) in cash, cash equivalents and restricted cash	27,244	(29,744)
Cash, cash equivalents and restricted cash at the beginning of the period	150,591	187,390
Cash, cash equivalents and restricted cash at the end of the period	$177,835	$157,646

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$24	$(6)
Deferred offering costs reclassified to additional paid-in equity	$150	$—
Equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$202	$—
Debt issuance costs included in accounts payable and accrued expenses and other current liabilities	$127	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$15	$123

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin, or EFX, an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in cirrhotic patients (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. The Company previously conducted a Phase 2a clinical trial, the BALANCED study, to evaluate EFX in the treatment of patients with biopsy-confirmed NASH. The main portion of this study in patients with pre-cirrhotic NASH (F1-F3 fibrosis) showed EFX’s potential to reverse fibrosis, resolve NASH, improve liver health, improve glycemic control and improve lipoprotein profile. An expansion cohort in patients with cirrhotic NASH (F4 fibrosis), compensated) showed comparable results. Based on clinical data to date, the Company believes EFX has the potential to be a highly differentiated, best-in-class FGF21 analog and promising NASH monotherapy, if approved.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and with proceeds from its initial public offering (“IPO”) in June 2019, a follow-on public offering of its common stock in July 2020 and most recently through a term loan and a registered direct offering in June 2022. The Company has incurred recurring losses since its inception, including net losses of $53,432 and $44,023 for the six months ended June 30, 2022 and 2021, respectively, and net losses of $100,777 and $79,207 for the years ended December 31, 2021 and 2020, respectively. In addition, as of June 30, 2022, the Company had an accumulated deficit of

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

$363,736. The Company expects to continue to generate operating losses for the foreseeable future. As of August 5, 2022, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $180,725 as of June 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statement of stockholders’ equity (deficit) as of June 30, 2022 and the condensed consolidated statements of cash flows for the six months ended June 30, 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are unaudited. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

Use of estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of research and development expenses, stock-based compensation expense, warrant liabilities and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended June 30, 2022 and December 31, 2021.

Restricted cash

As of June 30, 2022 and December 31, 2021, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 12).

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2022 and December 31, 2021, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Loan Payable

The Company initially reviews loan payables to identify the units of account for recognition purposes. The Company identifies the units of account by identifying each freestanding financial instrument included in the debt arrangement. For freestanding equity-linked financial instruments that are not in the form of shares, liability classification is used if the instrument embodies an obligation to repurchase the Company’s shares that may require the use of cash or other assets or the instrument may require the issuance of a variable number of the Company’s shares with a monetary value that is predominately based on a fixed value, based on variations in variables other than the fair value of the Company’s stock, or based on variations inversely related to the fair value of the Company’s stock. The Company will then review for embedded features within the debt instrument to evaluate whether the embedded features require bifurcation from the debt host instrument. Embedded features typically include conversion or exchange features, redemption features, or other embedded features. The identified embedded feature is bifurcated from the debt host instrument if the criteria in ASC 815-15-25-1 are met. Debt arrangements are classified on the consolidated balance sheet as current if the obligation of the debt arrangement is reasonably expected to be liquidated within 12 months. Loan payable is recorded net of debt discount which comprises issuance costs, customary closing and end of term charge or final fees, and the fair value of additional warrants issued in conjunction with the loan payable. Debt discount is amortized over the term of the loan payable using the effective interest method, and is recorded to interest expense on the consolidated statements of operations (see Note 6).

Warrant Liabilities

The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the consolidated statements of operations.

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

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The Company adopted ASU 2020-06 on January 1, 2022, on a modified retrospective basis. The adoption of ASU 2020-06 did not have a material impact on the Company's condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$151,791	$151,791	$—	$—
Corporate debt securities	2,998	—	2,998	—
Total assets	$154,789	$151,791	$2,998	$—

Warrant liabilities	$41	$—	$—	$41
Total liabilities	$41	$—	$—	$41

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$116,261	$116,261	$—	$—
Corporate debt securities	37,775	—	37,775	—
	$154,036	$116,261	$37,775	$—

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2022 and the twelve months ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of June 30, 2022, the carrying value of the Loan Payable, excluding unamortized debt issuance costs, approximates its fair value due to the variable interest rate. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short-term marketable securities

The following is a summary of short-term marketable securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$151,791	$—	$—	$—	$151,791
Corporate debt securities	3,001	—	(3)	—	2,998
	$154,792	$—	$(3)	$—	$154,789

Cash equivalents					$151,791
Short-term marketable securities					2,998
					$154,789

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$116,261	$—	$—	$—	$116,261
Corporate debt securities	37,802	—	(27)	—	37,775
	$154,063	$—	$(27)	$—	$154,036

Cash equivalents					$116,261
Short-term marketable securities					37,775
					$154,036

As of June 30, 2022 and December 31, 2021, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued external research and development expenses	$16,847	$17,539
Accrued employee compensation and benefits	1,910	554
Accrued legal and professional fees	808	124
Short-term lease liability and other	255	205
	$19,820	$18,422

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for an aggregate principal amount of $100,000 (“Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Under the terms of the Loan Agreement, the Company received $10,000 upon closing and an additional $10,000 is available to the Company at its sole discretion. The second tranche of the Term Loan, consisting of up to an additional $15,000, will become available to the Company subject to the Company's achievement of certain clinical development milestones. The third tranche of the Term Loan, consisting of up to an additional $20,000, will become available to the Company upon the achievement of certain clinical and financial milestones. The fourth tranche of the Term Loan, consisting of up to an additional $45,000, will become available to the Company at Hercules sole discretion.

The Term Loan will mature on January 1, 2027 (the “Maturity Date”). The Term Loan bears interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65% (the “Interest Rate”). The Company may make payments of interest only through July 1, 2024, which may be extended to July 1, 2025 upon the achievement of the third tranche milestones (the “interest-only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. The Loan Agreement provides for a prepayment charge equal to 3% of the outstanding principal balance of the Term Loan if prepayment is made within the first twelve months after closing, 2% if within the second twelve months after closing and 1% thereafter. In addition, the Loan Agreement provides for an End of Term Charge that will be the greater of 5.85% of the outstanding principal balance or $1,170, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

Upon closing, the Company issued warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share ("common stock"). The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants.

The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2022.

The Company determined in accordance with ASC 480-10 that the initial tranche one advance of $10,000, the additional Term Loan advances available under tranches one, two, three and four and the warrants issued upon closing shall be accounted for as freestanding financial instruments as they are legally detachable and separately exercisable. The Company also determined in accordance with ASC 815-10 that the additional Term Loan advances available under tranches one, two, three and four do not qualify as derivative instruments and that the value associated with these commitments is immaterial.

Upon closing, the Company issued to Hercules warrants to purchase 36,718 shares of Company’s common stock and recognized the initial warrants at their relative fair value of $227 in shareholders equity. In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value of $41 as warrant liabilities given the variable settlement amount of the warrant shares. The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement. The total fair value of $268 associated with these equity and liability classified warrants, is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable. The Company will reassess the fair value of the warrant liability at the end of each prospective reporting period. The change in fair value of the warrant liability from June 15, 2022 until June 30, 2022 was immaterial.

Future principal debt payments on the currently outstanding loan payable as of June 30, 2022 are as follows (in thousands):

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

2022	$—
2023	—
2024	1,764
2025	3,763
2026	4,096
2027	377
Total principal outstanding	10,000
End of term charge	1,170
Total principal outstanding and end of term charge	11,170
Unamortized discount and issuance costs	(1,804)
Loan Payable - noncurrent	$9,366

The Company estimated the fair value of the Warrant using the Black-Scholes model based on the following key assumptions:

Three months ended June 30, 2022
Expected term (in years)	7.00
Expected volatility	76.15%
Weighted average risk-free interest rate	3.39%
Expected dividend yield	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of June 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2022, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Company reserved 5,000,000 shares of common stock related to the ATM offering. During the three months ended June 30, 2022, the Company did not make any sales under the ATM facility.

On June 15, 2022, the Company entered into a securities purchase agreement for the sale of 2,525,252 shares of the Company's common stock to Pfizer Inc. at $9.90 per share in a registered direct offering conducted without an underwriter or placement agent and pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on June 17, 2022, for net proceeds of $24,647, after deducting offering costs paid by the Company which were $353.

As of June 30, 2022 and December 31, 2021, there were 37,570,326 and 34,900,727 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	June 30, 2022	December 31, 2021
Options outstanding under the 2018 Stock Option and Grant Plan	1,889,683	2,011,891
Options outstanding under the 2019 Stock Option and Incentive Plan	3,881,675	3,209,203
Warrants to purchase common stock associated with Loan Agreement	36,718	—
Options available for future grant	2,612,856	1,889,299
Warrants available for future grant	146,880	—
Common stock available for ATM program	5,000,000	5,000,000
2019 Employee Stock Purchase Plan	1,199,297	872,429
	14,767,109	12,982,822

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2022.

Warrants Associated with Loan Agreement

In connection with the entry into the Loan Agreement, the Company issued to Hercules warrants to purchase shares of the Company’s common stock. The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants. Upon execution of the Loan Agreement, the Company issued 36,718 warrants to purchase shares of the Company’s common stock and recorded the initial warrants at their relative fair value in shareholder's equity.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected term (in years)	5.75	5.66	5.77	5.86
Expected volatility	74.24%	70.43%	73.10%	70.43%
Weighted average risk-free interest rate	2.91%	1.05%	1.82%	0.80%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2021	5,221,094	$15.49	8.20	36,168
Options granted	703,527	$18.10
Options exercised	(122,208)	$1.21
Options cancelled	(31,055)	$22.16
Balance outstanding, June 30, 2022	5,771,358	$16.07	7.87	$10,986
Vested and expected to vest, June 30, 2022	5,189,977	$15.49	7.75	$10,986
Exercisable, June 30, 2022	2,719,542	$11.91	7.08	$9,145

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2022 and 2021 was $8.67 and $16.49, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2022 and 2021 was $18.10 and $16.27, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. During the three months ended June 30, 2022, the Company determined that it was probable that one of the milestones would be achieved and consequently recognized $911 of related stock compensation expense. In July 2022, the Company determined a second milestone was probable of being achieved and will begin recognizing stock compensation expense in the third quarter of 2022.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Classified within research and development expense	$1,474	$734	$2,585	$1,453
Classified within general and administrative expense	2,687	1,702	4,887	3,347
Total stock-based compensation expense	$4,161	$2,436	$7,472	$4,800

As of June 30, 2022, total unrecognized compensation cost related to unvested stock options was $36,635, including performance-based awards with unrecognized compensation costs of $10,021. These unvested stock options are expected to be recognized over a weighted average period of 1.78 years.

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

During the three and six months ended June 30, 2022 and 2021, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and six months ended June 30, 2022 and 2021, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and six months ended June 30, 2022.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(27,403)	$(28,933)	$(53,432)	$(44,023)
Denominator:
Weighted average common shares outstanding, basic and diluted	35,383,685	34,814,631	35,195,638	34,779,647
Net loss per share, basic and diluted	$(0.77)	$(0.83)	$(1.52)	$(1.27)

The Company excluded nil shares and 8,963 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended June 30, 2022 and 2021, respectively, because those shares had not vested. The Company excluded nil shares and 16,367 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the six months ended June 30, 2022 and 2021, respectively, because those shares had not vested.

The Company’s potentially dilutive securities, which include stock options, warrants and unvested restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three and six months ended June 30,
	2022	2021
Options to purchase common stock	5,771,358	3,962,372
Warrants to purchase common stock	36,718	—
Warrants available for future grant	146,880	—
Unvested restricted common stock	—	3,836
	5,954,956	3,966,208

12. Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and subsequently spread to other countries, including Europe and the United States, and was declared a pandemic by the World Health Organization. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve and countries including the United States, Europe and Asia continue to respond by implementing restrictions such as travel restrictions, social distancing requirements, stay-at-home orders and delayed commencement of non-COVID-19-related clinical trials. The Company’s financial results for the three and six months ended June 30, 2022 and 2021 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans for 2022, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of June 30, 2022, maturities of the Company’s operating lease liability was as follows:

2022 (remaining)	$158
2023	321
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,710
Less imputed interest	(293)
Present value of operating lease liabilities	$1,417

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of June 30, 2022, the total lease liability was $1,417, of which $1,199 was noncurrent and $218 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2022 and 2021, the components of operating lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$162	$162
Short-term lease cost	General and administrative expense	—	—	29	—
Variable operating lease cost	General and administrative expense	31	—	43	—
Total operating lease cost		$112	$81	$234	$162

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$77	75	$154	$150
Weighted average remaining lease term		5.1	6.1	5.1	6.1
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2022, the Company had non-cancelable purchase and other commitments under these agreements totaling $6,957.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022.

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

13. Subsequent event

The Company evaluated subsequent events through August 5, 2022, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months and six months ended June 30, 2022.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 Diabetes Mellitus, or T2D. Based on clinical data to date, which include substantial rates of fibrosis regression among patients with biopsy-confirmed NASH treated with EFX for only 16 weeks, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH.

All required visits for the Week 24 primary analysis in the ongoing Phase 2b HARMONY study in patients with pre-cirrhotic (F2-F3 fibrosis) NASH have been completed. Accordingly, Akero expects to report HARMONY results for the Week 24 primary endpoint (change from baseline in liver fibrosis with no worsening of steatohepatitis) and multiple secondary endpoints—including histology, noninvasive markers of liver injury, lipoproteins, measures of glycemic control, liver fat, body weight, and safety/tolerability, in September 2022. Based on enrollment to date, we expect to report results from the ongoing Phase 2b SYMMETRY main study in patients with cirrhosis due to NASH in the second half of 2023. In July 2022, the first patient was randomized into Cohort D, the expansion cohort of the Phase 2b SYMMETRY study.

The Phase 2b HARMONY and SYMMETRY studies build on the results of three prior randomized, double-blind, placebo-controlled clinical trials, in which a total of 162 adult patients with either NASH (n=79) or T2D, (n=83) were treated with EFX for up to 16 weeks. Our Phase 2a BALANCED study showed EFX’s potential to reverse fibrosis and restore metabolic health while maintaining a favorable cardiovascular profile. Among 40 EFX patients with F1-F3 fibrosis who had end-of-treatment biopsies, 48% achieved at least a one-stage improvement in fibrosis without worsening of NASH and 48% achieved NASH resolution with no worsening of fibrosis. Improvements in metabolic health included significant relative reductions in liver fat (up to 71%), significant reductions in HbA1c (up to 0.9% in patients with both NASH and T2D), and significant reductions in triglycerides (up to 45%), a key attribute given that cardiovascular disease remains the number one cause of mortality in patients with NASH. Across EFX groups, the most frequent adverse events were grade 1 or 2 gastrointestinal events, which were mainly mild in nature.

Results among a subset of patients from the 16-week BALANCED main study who had F2 or F3 fibrosis at baseline, as well as results from an expansion cohort of patients with cirrhosis due to NASH (F4 fibrosis, compensated), support our confidence that we expect to continue to observe histological improvements in the ongoing, longer-duration HARMONY and SYMMETRY studies. For example, among BALANCED study patients who had F2/F3 fibrosis at baseline, 68% had at least a one-stage improvement in fibrosis, including 50% who had a two-stage fibrosis improvement. We also observed that 33% of patients with cirrhosis due to NASH (F4 fibrosis, compensated) achieved a one-stage improvement in fibrosis without worsening of NASH after just 16 weeks.

The FDA and European Medicines Agency, or EMA, have respectively granted a Fast Track designation and a PRIority MEdicines, or PRIME, designation for EFX for the treatment of NASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet an unmet medical need. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization applications.

We believe the highly consistent results across three separate clinical trials in patients with T2D and/or NASH reflects the potential ability of EFX to uniquely reproduce the actions of native FGF21 and to potentially be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its treatment ideally would include intervening at all of the various stages of its pathogenesis. We believe EFX could potentially address all of the various stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their T2D.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock and the initial public offering of our common stock in June 2019, an underwritten public offering of our common stock in July 2020 and through a term loan and a registered direct offering in June 2022. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $27.4 million and $53.4 million for the three and six months ended June 30, 2022, respectively. Our net losses were $28.9 million and $44.0 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $363.7 million.

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

As of June 30, 2022, we had cash, cash equivalents and short-term marketable securities of $180.7 million, which we believe will be sufficient, if combined with funds available to us from Hercules Capital, Inc., upon satisfaction of certain contingent milestones, to fund our current operating plan until the third quarter of 2024.

Impact of the COVID-19 Pandemic

As of August 2022, the ongoing COVID-19 pandemic continues to spread globally and evolve with emerging variants, such as Omicron, the BA.2 and BA.2.12.1, and more recently BA.4 and BA.5 subvariants and other SARS-CoV-2 viruses. Efforts to contain the spread of COVID-19 have intensified and are evolving. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and six months ended June 30, 2022 and for the years ended December 31, 2021 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which was completed in 2021. In addition, our ongoing Phase 2b HARMONY trial, for which we completed enrollment in February 2022, and our ongoing SYMMETRY trial, for which enrollment remains open, have not been materially impacted by the COVID-19 pandemic.

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

Interest expense

Interest expense consists primarily of interest expense on our term loan with Hercules.

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and short-term marketable securities.

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$21,363	$23,976	$(2,613)	(11)%
General and administrative	6,231	4,990	1,241	25%
Total operating expenses	27,594	28,966	(1,372)	(5)%
Loss from operations	(27,594)	(28,966)	1,372	(5)%
Interest expense	(53)	—	(53)	100%
Other income	244	33	211	639%
Net loss	$(27,403)	$(28,933)	$1,530	(5)%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$17,424	$21,605	$(4,181)	(19)%
Personnel and other R&D related expenses	3,939	2,371	1,568	66%
Total research and development expenses	$21,363	$23,976	$(2,613)	(11)%

Research and development expenses were $21.4 million and $24.0 million for the three months ended June 30, 2022 and 2021, respectively, a decrease of $2.6 million. Direct costs for our EFX program decreased $4.2 million, attributed primarily to a $6.4 million decrease in third-party contract manufacturing expenses for EFX offset by a $2.2 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials. Personnel and other research and development expenses increased $1.6 million, due to a $0.8 million increase in other R&D, wage and wage-related expenses resulting from increased staff and a $0.7 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $6.2 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively, an increase of $1.2 million which was due primarily to a $1.0 million increase in stock-based compensation and a $0.2 increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense the three months ended June 30, 2022 is comprised primarily of $0.1 million of interest expense related to the Hercules term loan that was entered into in June 2022.

Other income

Other income for the three months ended June 30, 2022 is comprised primarily of $0.2 million of interest income from our cash, cash equivalents and short-term marketable securities compared to less than $0.1 million for the three months ended June 30, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$41,877	$34,578	$7,299	21%
General and administrative	11,768	9,516	2,252	24%
Total operating expenses	53,645	44,094	9,551	22%
Loss from operations	(53,645)	(44,094)	(9,551)	22%
Interest expense	(53)	—	(53)	100%
Other income	266	71	195	275%
Net loss	$(53,432)	$(44,023)	$(9,409)	21%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$34,579	$30,296	$4,283	14%
Personnel and other R&D related expenses	7,298	4,282	3,016	70%
Total research and development expenses	$41,877	$34,578	$7,299	21%

Research and development expenses were $41.9 million and $34.6 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $7.3 million. Direct costs for our EFX program increased $4.3 million, attributed primarily to a $7.8 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials offset by a $3.1 million decrease in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $3.0 million, due to a $1.9 million increase in other R&D, wage and wage-related expenses resulting from increased staff and a $1.1 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $11.8 million and $9.5 million for the six months ended June 30, 2022 and 2021, respectively, an increase of $2.3 million which was due primarily to a $1.6 million increase in stock-based compensation and a $0.3 increase in wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense the six months ended June 30, 2022 is comprised primarily of $0.1 million of interest expense related to the Hercules term loan that was entered into in June 2022.

Other income

Other income for the six months ended June 30, 2022 is comprised primarily of $0.3 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.1 million for the six months ended June 30, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Liquidity and capital resources

From our inception through June 30, 2022, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through March 31, 2022, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and a follow-on public offering of our common stock in July 2020. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. From our inception through June 30, 2022, these funding sources have provided gross proceeds totaling $447.7 million. As of June 30, 2022, we had cash, cash equivalents and short-term marketable securities of $180.7 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(42,385)	$(38,380)
Net cash provided by investing activities	34,620	8,346
Net cash provided by financing activities	35,009	290
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,244	$(29,744)

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 was $42.4 million, consisting of a net loss of $53.4 million and changes in our operating assets and liabilities of $3.3 million, offset by non-cash charges of $7.8 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

Cash used in operating activities for the six months ended June 30, 2021 was $38.4 million, consisting of a net loss of $44.0 million and changes in our operating assets and liabilities of $0.4 million, offset by non-cash charges of $5.2 million, consisting primarily of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs.

Cash flows from investing activities

Cash provided by investing activities for the six months ended June 30, 2022 was $34.6 million from the maturities of short-term marketable securities.

Cash provided by investing activities for the six months ended June 30, 2021 was $8.3 million consisting of $40.0 million from the maturities of short-term marketable securities offset by $31.7 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2022 was $35.0 million, including $25.0 million from an equity investment from Pfizer, Inc. through a registered direct common stock offering and $10.0 million from a Term Loan provided by Hercules.

Cash provided by financing activities for the six months ended June 30, 2021 was $0.3 million from the exercise of stock options and the issuance of employee stock purchase shares.

Description of Indebtedness

We have outstanding borrowings of $10.0 million under a loan and security agreement entered into in June 2022 with Hercules. We may borrow an additional $10.0 million at our sole discretion. Upon the occurrence of certain clinical development milestones, an additional $15.0 million may become available to us and upon the occurrence of certain clinical and financial milestones, an additional $20.0 million may become available to us. In addition, up to an additional $45.0 million will become available to the Company at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2024, with the option to extend. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%.

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

Contractual obligations and other commitments

During the three and six months ended June 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements decreased to $8.7 million as of June 30, 2022, compared to $9.3 million as of December 31, 2021. The decrease of $0.6 million was primarily attributable to $0.4 million decrease in the purchase and other obligations to support the growth and expansion of our clinical trials activities and a $0.2 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission on February 25, 2022. There were no material changes to our critical accounting policies through June 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $180.7 million as of June 30, 2022, which consisted primarily of money market funds, commercial paper, U.S. treasury securities and corporate debt securities, largely composed of investment grade, short to intermediate term fixed income securities.

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

Additionally, the Company has a variable interest rate term loan that is impacted by the increase in interest rates. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended June 30, 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions.

Inflation Risk

We do not believe that inflation has had a material effect on our business. However, if our costs, in particular costs related to manufacture and supply were to become subject to significant inflationary pressures, it may adversely impact our business, operating results and financial condition.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We do not know whether the HARMONY study or the SYMMETRY study, including the expansion cohort known as Cohort D, will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance, finished drug product or delivery device for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials, including on account of the impact of the COVID-19 pandemic on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.

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

As of July 21, 2022, we had 37 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 unless Congress takes additional action. These reductions were extended through 2030. Pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, and subsequent legislation, the 2% Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022. Following the temporary suspension, a 1% payment reduction was in effect from April 1, 2022 through June 30, 2022, and the 2% payment reduction resumed on July 1, 2022. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2022 and 2021, we reported net losses of $53.4 million and $44.0 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $100.8 million and $79.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $363.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2022, we had $180.7 million of cash, cash equivalents and short-term marketable securities. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and $10.0 million from Hercules under a term loan in June 2022. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Risks Related to Our Indebtedness

Our operating activities may be restricted as a result of covenants related to our Term Loan obligation, which we may be required to repay in an event of default, which could have a materially adverse effect on our business.

On June 15, 2022, we entered into the Loan Agreement with Hercules for an aggregate principal amount of up to $100.0 million. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Additionally, there is a financial covenant requiring us to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. Our business may be adversely affected by these restrictions on our ability to operate our business.

Additionally, we may be required to repay the outstanding indebtedness under the Term Loan if an event of default occurs under the Loan Agreement. Under the Loan Agreement, an event of default will occur if, among other things: we fail to make payments under the Loan Agreement; we breach any of our covenants under the Loan Agreement, subject to specified cure periods with respect to certain breaches; the Lender determines that a material adverse change has occurred; we or our assets become subject to certain legal proceedings, such as bankruptcy proceedings; we are unable to pay our debts as they become due; or we default on contracts with third parties which would permit the holder of indebtedness to accelerate the maturity of such indebtedness or that could have a material adverse change on us. As a result of the occurrence of an event of default, Hercules could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Term Loan, we may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In this case, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant to others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Our business, financial condition and results of operations could be materially adversely affected as a result of any of these events.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

The Term Loan with Hercules provides up to $100.0 million of debt financing and has interest-only payments through July 1, 2024, which may be extended based on achievement of certain milestones. Thereafter, we are obligated to make payments that will include equal installments of principal and interest through the maturity date of January 1, 2027.

This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including the fact that:

•
we will need to repay our indebtedness by making payments of interest and principal, which will reduce the amount of money available to finance our operations, our research and development efforts and other general corporate activities; and
•
our failure to comply with the restrictive covenants in the Term Loan could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and Hercules could seek to enforce our security interest in the assets securing such indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of June 30, 2022, our internal control over financial reporting was effective. As required under Section 404 of Sarbanes-Oxley, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified, and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Geopolitical instability, including Russia's invasion of Ukraine may increase cyber-attacks. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in:

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has continued to spread globally, including in all 50 states within the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. We have instituted work-from-home policies for all of our employees. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, new variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the duration of the current Omicron variant, new variants and sub-variants, including the more recent BA.4 and BA.5 sub-variants of the virus which may impact vaccination efforts, mask and vaccine mandates, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and any additional preventative and protective actions that governments take to contain the COVID-19 pandemic or treat its impact, among others

Additionally, timely enrollment in planned clinical trials is dependent upon clinical trial sites which will be adversely affected by global health matters, such as pandemics. We are conducting clinical trials for our product candidates in geographies which continue to be affected by the COVID-19 pandemic. Some factors from the ongoing COVID-19 pandemic that will delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, as well as our business generally, include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the six months ended June 30, 2022, our stock price has ranged from $8.00 to $22.26. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As previously reported in the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on June 3, 2022 (the “Original 8-K”), in a non-binding advisory vote held at the 2022 Annual Meeting on the frequency of future say-on-pay votes regarding the compensation of the Company’s named executive officers, the Company’s stockholders expressed their preference for a say-on-pay vote to be conducted every one year. After taking into consideration the voting results and the prior recommendation of the Company’s Board of Directors (the “Board”) in favor of an annual stockholder advisory vote on the compensation of the Company’s named executive officers, the Board intends to hold future advisory votes on the compensation of the Company’s named executive officers every year. The Company’s Board will re-evaluate this determination after the next stockholder advisory vote on the frequency of say-on-pay votes (which will be at the 2028 Annual Meeting of Stockholders, unless presented earlier).

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2

Amended and Restated Bylaws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

10.1

Securities Purchase Agreement dated June 15, 2022 by and between the Registrant and Pfizer Inc. (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K (File No. 001-38944) filed on June 16, 2022

10.2*#	Loan and Security Agreement dated as of June 15, 2022 by and between the Registrant and Hercules Capital, Inc.

10.3*	Warrant, dated June 15, 2022 by and between the Registrant and Hercules Private Global Venture Growth Fund I L.P.

10.4*	Warrant, dated June 15, 2022 by and between the Registrant and Hercules Capital, Inc.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101*)

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: August 5, 2022	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)