Form 10-Q
period 2022-09-30
Akero Therapeutics, Inc.
filed 2022-11-04
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 46,763,186 shares of common stock, $0.0001 par value per share, outstanding.

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
•
the timing and outcome of any End-of-Phase 2 meeting with FDA, or similar meetings with other regulatory authorities;
•
our ability to meet all FDA requirements and the requirements of other regulatory authorities to initiate and complete Phase 3 studies of EFX in a timely manner;
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
•
the rate and degree of market acceptance of our product candidates, if approved;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$374,003	$150,483
Short-term marketable securities	—	37,775
Prepaid expenses and other current assets	3,943	5,324
Total current assets	377,946	193,582
Property and equipment, net	57	90
Right of use asset	1,297	1,459
Other assets, noncurrent	108	417
Total assets	$379,408	$195,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,010	$6,706
Accrued expenses and other current liabilities	19,233	18,422
Total current liabilities	25,243	25,128
Loan payable, noncurrent	9,447	—
Warrant liability	70	—
Operating lease liability, noncurrent	1,140	1,311
Total liabilities	35,900	26,439
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 46,657,478 and 34,900,727 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	742,781	479,436
Accumulated other comprehensive loss	—	(27)
Accumulated deficit	(399,278)	(310,304)
Total stockholders’ equity	343,508	169,109
Total liabilities and stockholders’ equity	$379,408	$195,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$25,087	$19,470	$66,964	$54,048
General and administrative	11,004	4,883	22,772	14,399
Total operating expenses	36,091	24,353	89,736	68,447
Loss from operations	(36,091)	(24,353)	(89,736)	(68,447)
Interest expense	(324)	—	(377)	—
Other income, net	873	23	1,139	94
Net loss	(35,542)	(24,330)	(88,974)	(68,353)
Net unrealized gain (loss) on short-term marketable securities	3	(8)	27	(14)
Comprehensive loss	$(35,539)	$(24,338)	$(88,947)	$(68,367)
Net loss per common share, basic and diluted	$(0.92)	$(0.70)	$(2.45)	$(1.96)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	38,663,469	34,862,116	36,364,284	34,807,439

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on short-term marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535
Issuance of common stock pursuant to ESPP purchases	22,139	—	178	—	—	178
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Stock-based compensation expense	—	—	4,161	—	—	4,161
Net unrealized gain on short-term marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(27,403)	(27,403)
Balances at June 30, 2022	37,570,326	$4	$512,107	$(3)	$(363,736)	$148,372
Issuance of common stock upon closing of follow-on public offering, net of issuance costs and underwriting fees of $13,800	8,846,154	1	215,835	—	—	215,836
Exercise of stock options	240,998	—	3,108	—	—	3,108
Stock-based compensation expense	—	—	11,731	—	—	11,731
Net unrealized gain on short-term marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(35,542)	(35,542)
Balances at September 30, 2022	46,657,478	$5	$742,781	$—	$(399,278)	$343,508

Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	28,670	—	24	—	—	24
Vesting of restricted stock	—	—	9	—	—	9
Stock-based compensation expense	—	—	2,364	—	—	2,364
Net unrealized gain on short-term marketable securities	—	—	—	1	—	1
Net loss	—	—	—	—	(15,090)	(15,090)
Balances at March 31, 2021	34,770,319	$4	$470,635	$(2)	$(224,617)	$246,020
Exercise of stock options	60,333	—	393	—	—	393
Vesting of restricted stock	—	—	9	—	—	9
Issuance of common stock pursuant to ESPP purchases	10,130	—	215	—	—	215
Stock-based compensation expense	—	—	2,436	—	—	2,436
Net unrealized loss on short-term marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(28,933)	(28,933)
Balances at June 30, 2021	34,840,782	$4	$473,688	$(9)	$(253,550)	$220,133
Exercise of stock options	34,520	—	219	—	—	219
Vesting of restricted stock	—	—	2	—	—	2
Stock-based compensation expense	—	—	2,612	—	—	2,612
Net unrealized loss on short-term marketable securities	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	(24,330)	(24,330)
Balances at September 30, 2021	34,875,302	$4	$476,521	$(17)	$(277,880)	$198,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(88,974)	$(68,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	19,203	7,412
Depreciation	33	30
Non-cash lease expense	162	151
Net amortization of premiums and discounts on short-term investments	182	705
Amortization of debt issuance costs and discount	110	—
Fair value change in warrant liability	29	—
Unrealized foreign exchange gain and loss	(12)	(113)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,657	(3,229)
Accounts payable	(708)	3,469
Accrued expenses and other current liabilities	460	7,076
Operating lease liability	(151)	(134)
Net cash used in operating activities	(67,009)	(52,986)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	—	(43,561)
Proceeds from maturities of short-term marketable securities	37,620	73,841
Net cash provided by investing activities	37,620	30,280
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	2,229	636
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	178	215
Proceeds from the issuance of common stock pursuant to private offering	25,000	—
Proceeds from the issuance of common stock in a follow-on public offering, net of underwriting costs	216,200	—
Proceeds from loan payable	10,000	—
Payment of loan payable issuance costs	(395)	—
Payment of private equity offering costs	(212)	—
Payment of deferred offering costs	(91)	(492)
Net cash provided by financing activities	252,909	359
Net increase (decrease) in cash, cash equivalents and restricted cash	223,520	(22,347)
Cash, cash equivalents and restricted cash at the beginning of the period	150,591	187,390
Cash, cash equivalents and restricted cash at the end of the period	$374,111	$165,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$189	$—

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$27	$(14)
Deferred offering costs reclassified to additional paid-in equity	$150	$—
Equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$356	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$15	$4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin, or EFX, an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. The Company recently reported Week 24 results from the HARMONY study, which showed statistically significant response rates for both the 50mg and 28mg dose groups on both fibrosis regression and NASH resolution among patients with biopsy-confirmed NASH. Based on these data and data from the BALANCED study, the Company believes EFX has the potential, if approved, to be a best-in-class medicine for treating NASH.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and with proceeds from its initial public offering (“IPO”) in June 2019, a follow-on public offering of its common stock in July 2020 and most recently through a term loan and a registered direct offering in June 2022 and a follow-on public offering in September 2022. The Company has incurred recurring losses since its inception, including net losses of $88,974 and $68,353 for the nine months ended September 30, 2022 and 2021, respectively, and net losses of $100,777 and $79,207 for the years ended December 31, 2021 and 2020, respectively. In addition, as of September 30, 2022, the Company had an accumulated deficit of $399,278. The Company expects to continue to generate operating losses for the foreseeable future. As of November 4, 2022, the issuance date of these condensed

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

consolidated financial statements, the Company expects that its existing cash and cash equivalents of $374,003 as of September 30, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statement of stockholders’ equity (deficit) as of September 30, 2022 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are unaudited. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended September 30, 2022 and December 31, 2021.

Restricted cash

As of September 30, 2022 and December 31, 2021, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 12).

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2022 and December 31, 2021, all of the Company's cash, cash equivalents and short-term investments were held at one accredited financial institution.

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

Foreign currency transaction gains and losses related to the purchase of contract manufacturing services are included as a component of research and development expense. The Company recorded net foreign currency transaction losses of $1,273 and $1,214 within research and development expense during the three and nine months ended September 30, 2022, respectively.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$130,463	$130,463	$—	$—
Total assets	$130,463	$130,463	$—	$—

Warrant liabilities	$70	$—	$—	$70
Total liabilities	$70	$—	$—	$70

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$116,261	$116,261	$—	$—
Corporate debt securities	37,775	—	37,775	—
	$154,036	$116,261	$37,775	$—

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

As of September 30, 2022, the Company also held $221,739 in an interest-bearing, overnight sweep accounts. This amount approximates its fair value due to the short-term nature of the accounts. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the nine months ended September 30, 2022 and the twelve months ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of September 30, 2022, the carrying value of the Loan Payable, excluding unamortized debt issuance costs, approximates its fair value due to the variable interest rate. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short-term marketable securities

The following is a summary of short-term marketable securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$130,463	$—	$—	$—	$130,463
	$130,463	$—	$—	$—	$130,463

Cash equivalents					$130,463
Short-term marketable securities					—
					$130,463

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$116,261	$—	$—	$—	$116,261
Corporate debt securities	37,802	—	(27)	—	37,775
	$154,063	$—	$(27)	$—	$154,036

Cash equivalents					$116,261
Short-term marketable securities					37,775
					$154,036

As of December 31, 2021, all of the Company’s short-term marketable securities had contractual maturities of less than one year. The Company did not hold any short-term marketable securities as of September 30, 2022.

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued external research and development expenses	$15,146	$17,539
Accrued employee compensation and benefits	2,575	554
Accrued legal and professional fees	1,209	124
Short-term lease liability and other	303	205
	$19,233	$18,422

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

The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2022.

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

Upon closing, the Company issued to Hercules warrants to purchase 36,718 shares of Company’s common stock and recognized the initial warrants at their relative fair value of $227 in shareholders equity. In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value of $41 as warrant liabilities given the variable settlement amount of the warrant shares. The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement. The total fair value of $268 associated with these equity and liability classified warrants, is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable. The Company reassesses the fair value of the warrant liability at the end of each prospective reporting period. The change in fair value of the warrant liability from June 15, 2022 until June 30, 2022 was immaterial. The warrant liabilities were valued at $70 as of September 30, 2022. The change in fair value of the warrant liability of $29 from June 30, 2022 to September 30, 2022 arising from remeasurement was recorded in the statements of operations.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Future principal debt payments on the currently outstanding loan payable as of September 30, 2022 are as follows (in thousands):

2022	$—
2023	—
2024	1,734
2025	3,743
2026	4,136
2027	387
Total principal outstanding	10,000
End of term charge	1,170
Total principal outstanding and end of term charge	11,170
Unamortized discount and issuance costs	(1,723)
Loan Payable - noncurrent	$9,447

The Company estimated the fair value of the warrant liability as of September 30, 2022 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

As of September 30, 2022
Expected term (in years)	6.70
Expected volatility	74.74%
Risk-free interest rate	3.97%
Expected dividend yield	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of September 30, 2022 and December 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2022, no cash dividends had been declared or paid.

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

On July 10, 2020, the Company completed a follow-on public offering at which time the Company issued 6,012,390 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 784,224 additional shares of common stock, at a public offering price of $36.00 per share. The Company received $203,460 net of underwriting discounts and commissions, but before deducting offering costs paid by the Company.

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC,

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. During the nine months ended September 30, 2022, the Company did not make any sales under the ATM facility.

On June 15, 2022, the Company entered into a securities purchase agreement for the sale of 2,525,252 shares of the Company's common stock to Pfizer Inc. at $9.90 per share in a registered direct offering conducted without an underwriter or placement agent and pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on June 17, 2022, for net proceeds of $24,647, after deducting offering costs paid by the Company.

On September 19, 2022, the Company completed a follow-on public offering at which time the Company issued 8,846,154 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,153,846 additional shares of common stock, at a public offering price of $26.00 per share. The Company received $216,200 net of underwriting discounts and commissions of $13,800, but before deducting offering costs incurred by the Company.

As of September 30, 2022 and December 31, 2021, there were 46,657,478 and 34,900,727 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2022	December 31, 2021
Options outstanding under the 2018 Stock Option and Grant Plan	1,776,461	2,011,891
Options outstanding under the 2019 Stock Option and Incentive Plan	3,613,816	3,209,203
Warrants to purchase common stock associated with Loan Agreement	36,718	—
Options available for future grant	2,752,939	1,889,299
Warrants available for future grant	146,880	—
Common stock available for ATM program	5,000,000	5,000,000
2019 Employee Stock Purchase Plan	1,199,297	872,429
	14,526,111	12,982,822

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2022.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected term (in years)	6.03	5.96	4.86	5.89
Expected volatility	74.20%	70.04%	73.18%	70.34%
Weighted average risk-free interest rate	2.90%	0.91%	1.90%	0.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2021	5,221,094	$15.49	8.20	36,168
Options granted	757,577	$17.53
Options exercised	(363,206)	$8.96
Options cancelled	(225,188)	$23.47
Balance outstanding, September 30, 2022	5,390,277	$15.88	7.78	$97,927
Vested and expected to vest, September 30, 2022	5,390,277	$15.88	7.78	$97,927
Exercisable, September 30, 2022	3,347,749	$13.41	7.26	$69,112

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2022 and 2021 was $6.78 and $14.45, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2022 and 2021 was $11.17 and $15.82, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

performance-based awards milestones were achieved and were deemed vested. During the three and nine months ended September 30, 2022, the Company recognized $8,712 and $9,623, respectively, of related stock compensation expense, based upon management's estimates of the probabilities of the milestones being achieved.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Classified within research and development expense	$4,195	$770	$6,780	$2,223
Classified within general and administrative expense	7,536	1,842	12,423	5,189
Total stock-based compensation expense	$11,731	$2,612	$19,203	$7,412

As of September 30, 2022, total unrecognized compensation cost related to unvested stock options was $22,596, including performance-based awards with unrecognized compensation costs of $875. These unvested stock options are expected to be recognized over a weighted average period of 1.99 years.

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

During the three and nine months ended September 30, 2022 and 2021, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and nine months ended September 30, 2022 and 2021, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three and nine months ended September 30, 2022.

On June 29, 2020, California Assembly Bill 85 ("AB85") was signed into law. AB85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5 million of tax per year. Generally, AB85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for taxpayers with taxable income of $1 million or more. On February 9, 2022, AB85 was reversed for tax year 2022. Since the Company is not expected to generate California source taxable income of more than $1 million during these periods, no material impact is anticipated at this time.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(35,542)	$(24,330)	$(88,974)	$(68,353)
Denominator:
Weighted average common shares outstanding, basic and diluted	38,663,469	34,862,116	36,364,284	34,807,439
Net loss per share, basic and diluted	$(0.92)	$(0.70)	$(2.45)	$(1.96)

The Company excluded nil shares and 42 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the three months ended September 30, 2022 and 2021, respectively, because those shares had not vested. The Company excluded nil shares and 10,865 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the nine months ended September 30, 2022 and 2021, respectively, because those shares had not vested.

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

	Three and nine months ended September 30,
	2022	2021
Options to purchase common stock	5,390,277	4,032,052
Warrants to purchase common stock	36,718	—
Warrants available for future grant	146,880	—
	5,573,875	4,032,052

12. Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and subsequently spread to other countries, including Europe and the United States, and was declared a pandemic by the World Health Organization. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve and countries including the United States, Europe and Asia continue to respond by implementing restrictions such as travel restrictions, social distancing requirements, stay-at-home orders and delayed commencement of non-COVID-19-related clinical trials. The Company’s financial results for the three and nine months ended September 30, 2022 and 2021 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans for 2022, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of September 30, 2022, maturities of the Company’s operating lease liability was as follows:

2022 (remaining)	$80
2023	321
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,632
Less imputed interest	(267)
Present value of operating lease liabilities	$1,365

As of September 30, 2022, the total lease liability was $1,365, of which $1,140 was noncurrent and $225 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2022 and 2021, the components of operating lease cost were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$243	$243
Short-term lease cost	General and administrative expense	—	—	29	—
Variable operating lease cost	General and administrative expense	9	—	52	—
Total operating lease cost		$90	$81	$324	$243

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$79	76	$233	$226
Weighted average remaining lease term		4.8	5.8	4.8	5.8
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2022, the Company had non-cancelable purchase and other commitments under these agreements totaling $7,777.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022.

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

13. Subsequent event

The Company evaluated subsequent events through November 4, 2022, the date on which these financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months and nine months ended September 30, 2022.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and NASH resolution among patients with biopsy-confirmed pre-cirrhotic NASH, as well as consistent results across multiple clinical trials, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH.

EFX has been evaluated in four randomized, double-blind, placebo-controlled clinical trials, in which a total of 245 adult patients with either NASH (N=162) or T2D (N=83) were treated with EFX and evaluated for up to 24 weeks. We recently reported Week 24 results of the Phase 2b HARMONY study in patients with pre-cirrhotic NASH (F2-F3) fibrosis. Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of NASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg achieved NASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and NASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with an additional significant reduction in body weight observed for the 50mg dose group. Across EFX groups, the most frequent adverse events were mild gastrointestinal events. We believe these results favorably differentiate EFX within the NASH landscape.

EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: a long-term follow-up period for the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis), for which we recently reported results after 24 weeks of treatment, and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. We expect to report the results of Cohort D in the first half of 2023 and the results of the SYMMETRY study in the second half of 2023.

Results from the 16-week BALANCED study, which included an expansion cohort of patients who had cirrhotic NASH, as well as the recent results from the 24-week HARMONY study, support our confidence that we will observe statistically significant histological improvements in the SYMMETRY main study evaluating EFX for the treatment of patients with cirrhotic NASH. For example, we observed that 4 of 12, or 33%, of patients with cirrhosis due to NASH (F4 fibrosis, compensated) achieved a one-stage improvement in fibrosis without worsening of NASH after just 16 weeks of treatment with EFX, compared with 0 of 5, or 0%, for the placebo group.

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

As demonstrated across four separate clinical trials in patients with NASH and/or T2D, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their T2D.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and September 2022. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $35.5 million and $89.0 million for the three and nine months ended September 30, 2022, respectively. Our net losses were $24.3 million and $68.4 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $399.3 million.

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

As of September 30, 2022, we had cash and cash equivalents of $374.0 million, which we believe will be sufficient, if combined with funds available to us from Hercules Capital, Inc., upon satisfaction of certain contingent milestones, to fund our current operating plan into 2025.

Impact of the COVID-19 Pandemic

As of November 2022, the ongoing COVID-19 pandemic continues to evolve with emerging variants, such as BA.4 and BA.5 subvariants and other SARS-CoV-2 viruses. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken important steps to help ensure the safety of employees and their families and to reduce the spread of COVID-19. We have established, and maintained without interruption, a work-from-home policy for all employees. We have also maintained efficient communication with our manufacturing and supply partners as the COVID-19 situation has progressed. We have taken these precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three and nine months ended September 30, 2022 and for the years ended December 31, 2021 were not significantly impacted by COVID-19, and the COVID-19 pandemic did not materially impact data collection for the main portion of the BALANCED study, which was completed in 2021. In addition, our ongoing Phase 2b HARMONY trial, for which we reported topline results in September 2022, and our ongoing SYMMETRY trial, for which enrollment remains open, have not been materially impacted by the COVID-19 pandemic.

Our manufacturing efforts to date have progressed without any adverse impact from COVID-19. Specifically, commercial-scale manufacture of GMP drug substance, or API, and drug product for our Phase 2b HARMONY and SYMMETRY studies was completed during 2020 and 2021. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 and completed during the first quarter of 2022. Scale-up of manufacturing of a new drug product formulation and delivery device for self-administration by patients in Phase 3 clinical trials was completed in the first quarter of 2022 and manufacture of GMP drug product commenced in the second quarter of 2022. Sufficient drug product/device has been released to support initiation of Phase 3 clinical trials, subject to regulatory approval.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

Three Months Ended
September 30,
2022	2021	$ Change	% Change
(in thousands, except percentages)
Operating expenses:
Research and development	$25,087	$19,470	$5,617	29%
General and administrative	11,004	4,883	6,121	125%
Total operating expenses	36,091	24,353	11,738	48%
Loss from operations	(36,091)	(24,353)	(11,738)	48%
Interest expense	(324)	—	(324)	—	-
Other income, net	873	23	850	3,696%
Net loss	$(35,542)	$(24,330)	$(11,212)	46%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$18,873	$16,883	$1,990	12%
Personnel and other R&D related expenses	6,214	2,587	3,627	140%
Total research and development expenses	$25,087	$19,470	$5,617	29%

Research and development expenses were $25.1 million and $19.5 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $5.6 million. Direct costs for our EFX program increased $2.0 million, attributed primarily to a $3.2 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $0.7 million increase in other research and development costs offset by a $1.9 million decrease due to the timing of third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $3.6 million, due to a $3.4 million increase in stock-based compensation and a $0.2 million increase in wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $11.0 million and $4.9 million for the three months ended September 30, 2022 and 2021, respectively, an increase of $6.1 million which was due primarily to a $5.7 million increase in stock-based compensation and a $0.4 increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense the three months ended September 30, 2022 is comprised primarily of $0.3 million of interest expense related to the Hercules term loan.

Other income

Other income for the three months ended September 30, 2022 is comprised primarily of $0.9 million of interest income from our cash, cash equivalents and short-term marketable securities compared to less than $0.1 million for the three months ended September 30, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

Nine Months Ended
September 30,
2022	2021	$ Change	% Change
(in thousands, except percentages)
Operating expenses:
Research and development	$66,964	$54,048	$12,916	24%
General and administrative	22,772	14,399	8,373	58%
Total operating expenses	89,736	68,447	21,289	31%
Loss from operations	(89,736)	(68,447)	(21,289)	31%
Interest expense	(377)	—	(377)	—	-
Other income, net	1,139	94	1,045	1,112%
Net loss	$(88,974)	$(68,353)	$(20,621)	30%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$54,110	$47,179	$6,931	15%
Personnel and other R&D related expenses	12,854	6,869	5,985	87%
Total research and development expenses	$66,964	$54,048	$12,916	24%

Research and development expenses were $67.0 million and $54.0 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $13.0 million. Direct costs for our EFX program increased $6.9 million, attributed primarily to a $11.0 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $0.9 million increase in other research and development costs offset by a $5.0 million decrease due to the timing of third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $6.0 million, due to a $4.6 million increase in stock-based compensation and a $1.4 million increase in other R&D, wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $22.8 million and $14.4 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of $8.4 million which was due primarily to a $7.2 million increase in stock-based compensation and a $1.1 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the nine months ended September 30, 2022 is comprised primarily of $0.4 million of interest expense related to the Hercules term loan.

Other income

Other income for the nine months ended September 30, 2022 is comprised primarily of $1.1 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.1 million for the nine months ended September 30, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Liquidity and capital resources

From our inception through September 30, 2022, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2022, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. From our inception through September 30, 2022, these and other funding sources have provided gross proceeds totaling $677.7 million. As of September 30, 2022, we had cash and cash equivalents of $374.0 million. We have invested our cash resources primarily in liquid money market accounts.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(67,009)	$(52,986)
Net cash provided by investing activities	37,620	30,280
Net cash provided by financing activities	252,909	359
Net increase (decrease) in cash, cash equivalents and restricted cash	$223,520	$(22,347)

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2022 was $67.0 million, consisting of a net loss of $89.0 million offset by non-cash charges of $19.7 million, including $19.2 million of stock-based compensation expense, and changes in our operating assets and liabilities of $2.3 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

Cash used in operating activities for the nine months ended September 30, 2021 was $53.0 million, consisting of a net loss of $68.4 million which was partially offset by non-cash charges of $8.2 million and changes in our operating assets and liabilities of $7.2 million. The non-cash charges are primarily related to $7.4 million of stock-based compensation expense. The change in operating assets and liabilities was primarily due to increases of $3.2 million in prepaid expenses and other assets, $3.5 million in accounts payable and $7.1 million in accrued expenses and other current liabilities, all of which are related to the timing of payments and prepayments to our CROs and CMOs.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2022 was $37.6 million from the maturities of short-term marketable securities.

Cash provided by investing activities for the nine months ended September 30, 2021 was $30.3 million consisting of $73.8 million from the maturities of short-term marketable securities offset by $43.6 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2022 was $252.9 million, including $216.2 million from follow-on public offering proceeds, net of underwriting discounts, $25.0 million from an equity investment from Pfizer, Inc. through a registered direct common stock offering, $10.0 million from a Term Loan provided by Hercules and $2.4 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.4 million primarily from the exercise of stock options and the issuance of employee stock purchase shares.

Description of Indebtedness

We have outstanding borrowings of $10.0 million under a loan and security agreement with Hercules. We may borrow an additional $10.0 million at our sole discretion. Upon the occurrence of certain clinical development milestones, an additional $15.0 million may become available to us and upon the occurrence of certain clinical and financial milestones, an additional $20.0 million may become available to us. In addition, up to an additional $45.0 million will become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2024, with the option to extend. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%.

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

Contractual obligations and other commitments

During the three and nine months ended September 30, 2022, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2021 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $9.4 million as of September 30, 2022, compared to $9.3 million as of December 31, 2021. The increase of $0.1 million was primarily attributable to $0.3 million increase in the purchase and other obligations to support the growth and expansion of our clinical trials activities and a $0.2 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the Securities and Exchange Commission on February 25, 2022. There were no material changes to our critical accounting policies through September 30, 2022 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash and cash equivalents of $374.0 million as of September 30, 2022, which consisted primarily of money market funds which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended September 30, 2022. As the impact of foreign currency exchange rates has not been material to our historical operating results, we have not entered into derivative or hedging transactions.

Inflation Risk

Although, we do not believe that inflation has had a material effect on our business, financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, manufacturing and supply costs, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2022. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to retain a sufficient number of patients to complete the ongoing Phase 2b SYMMETRY study, or be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b HARMONY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. This risk may be more significant for us than other companies conducting clinical trials for the treatment of patients with NASH because we are enrolling only patients with a biopsy-confirmed diagnosis of NASH in the SYMMETRY study and subsequent clinical trials. Further, if patients are unwilling to enroll in our clinical trials because of the impact of COVID-19 pandemic and restrictions on travel or healthcare institution policies or other impacts of the COVID-19 pandemic, the timeline for recruiting patients, conducting studies and obtaining regulatory approval of our product candidate may be delayed.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly, GSK plc, and Company, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., CymaBay Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are or may be pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining U.S. Food and Drug Administration, or FDA, approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the long-term follow-up portion of the HARMONY study or the SYMMETRY study, including the expansion cohort known as Cohort D, will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•
the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our investigational new drug application, or IND;
•
delays in filing or receiving allowance of additional INDs that may be required;
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

We have contracted with a third-party manufacturer, Boehringer Ingelheim Pharmaceuticals GmbH, or BI, to make EFX drug substance (active pharmaceutical ingredient, or API) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, including a DP-device combination to be used in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which have both been released for Phase 3 clinical use. We plan to enter into new commercial supply agreements with each of BI and Vetter in 2023. Even though the GMP DP being used for our ongoing HARMONY study is similar to the DP that was used for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects, the process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

We have developed a new lyophilized, drug product formulation of EFX for use in Phase 3 clinical trials and, if EFX is approved, for commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH. We have contracted with Vetter Pharma International GmbH, or Vetter, to manufacture this formulation as a dual-chamber, pre-filled syringe combination product for use in Phase 3 clinical trials. Scale-up of manufacturing at Vetter and release of clinical batches has been completed. However, we must still demonstrate comparable exposure between the formulation used in Phase 2 clinical trials and the new DP-device combination planned for use in Phase 3. There is no assurance that we will be successful in completing this development on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation or its presentation as a drug-device combination product, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our recently completed BALANCED study, our ongoing HARMONY study, for which we recently reported Week 24 results, and our ongoing SYMMETRY study, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, such as on account of the COVID-19 pandemic, if at all. Our anticipated clinical trials may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any Biologics License Application, or BLA, for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

As of October 31, 2022, we had 34 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this.rule to January 1, 2032.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•
the demand for our product candidates, if we obtain regulatory approval;
•
our ability to set a price that we believe is fair for our approved products;
•
our ability to generate revenue and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and

•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Although a number of these, and other proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new or existing product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2022 and 2021, we reported net losses of $89.0 million and $68.4 million, respectively. For the years ended December 31, 2021 and 2020, we reported net losses of $100.8 million and $79.2 million, respectively. As of September 30, 2022, we had an accumulated deficit of $399.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2022, we had $374.0 million of cash and cash equivalents. We raised $95.5 million from our initial public offering in June 2019 and $202.6 million from our follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and $10.0 million from Hercules under a term loan in June 2022. In addition, we raised gross proceeds of $230.0 million from a follow-on public offering in September 2022. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

As a public company and large accelerated filer for the year ended December 31, 2021, we were required to provide management’s attestation on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), and our independent registered public accounting firm was required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. However, as of the last business day of our second fiscal quarter of 2022, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2022. We will therefore no longer be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), and specifically Section 404. Section 404 generally requires our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting and requires us to include an opinion from our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company and we will continue to need to do so. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting are effective.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal control over financial reporting for the purpose of providing the reports required by Section 404. Based on our assessment and using the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, criteria, our management, Chief Executive Officer and Chief Financial Officer, have concluded that, as of September 30, 2022, our internal control over financial reporting was effective. As required under Section 404, we are required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting. During the course of our or their subsequent review and testing, however, material weaknesses or significant deficiencies may be identified, and we may be unable to remediate them before we must provide the required reports. If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has continued to spread globally, including in all 50 states within the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and the U.S. government-imposed travel restrictions on travel between the United States, Europe and certain other countries. We have instituted work-from-home policies for all of our employees. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, new variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic. Since the beginning of the COVID-19 pandemic, several vaccines for COVID-19 have received Emergency Use Authorization by the FDA and a number of those later received marketing approval. Additional vaccines may be authorized or approved in the future. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials. The effects of our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including the duration of the current Omicron variant, new variants and sub-variants, including the more recent BA.4 and BA.5 sub-variants of the virus which may impact vaccination efforts, mask and vaccine mandates, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and any additional preventative and protective actions that governments take to contain the COVID-19 pandemic or treat its impact, among others.

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

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted the Company’s net income. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

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

•
compliance with the auditor attestation requirements of Section 404;
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

However, as of the last business day of our second fiscal quarter of 2022, we determined that we requalify as a smaller reporting company and as a non-accelerated filer for the year ended December 31, 2022. We will therefore no longer be required to comply with certain of the items noted above, including but not limited to the auditor attestation requirements of Section 404. If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Additionally, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Risks Related to an Investment in Our Securities

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the nine months ended September 30, 2022, our stock price has ranged from $8.00 to $34.05. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

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

AKERO THERAPEUTICS, INC.

Date: November 4, 2022	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)