Form 10-K
period 2022-12-31
Akero Therapeutics, Inc.
filed 2023-03-17
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM

10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $340,434,662 as of June 30, 2022 (based on a closing price of $9.45 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2023, the total number of shares outstanding of the registrant’s Common Stock was 46,970,989 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2023 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2022. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
The regulatory approval processes of the U.S Food and Drug Administration (the “FDA”) and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.
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
•
our ability to successfully conduct the ongoing expansion cohort of the SYMMETRY study, known as Cohort D, which is evaluating EFX in patients who have both Type 2 Diabetes, or T2D, and NASH, and are being treated with GLP-1 therapeutics to manage their T2D;
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

EFX has been evaluated in four randomized, double-blind, placebo-controlled clinical trials for which results have been reported. In these clinical trials, a total of 244 adult patients with either NASH (N=161) or T2D (N=83) were treated with EFX and evaluated for up to 24 weeks. We reported Week 24 results of the Phase 2b HARMONY study in patients with pre-cirrhotic NASH (F2-F3) fibrosis in September 2022. Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of NASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg achieved NASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and NASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with an additional significant reduction in body weight observed for the 50mg dose group. Across EFX groups, the most frequent adverse events were mild gastrointestinal events. We believe these results favorably differentiate EFX within the NASH landscape.

EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: a long-term follow-up period for the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis), for which we reported results after 24 weeks of treatment, and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. We expect to report the results of Cohort D in the second quarter of 2023 and the results of the SYMMETRY study in the fourth quarter of 2023.

Results from the 16-week Phase 2a BALANCED study, which included an expansion cohort of patients who had cirrhosis due to NASH known as Cohort C, as well as the recent results from the 24-week HARMONY study, support our confidence that we will observe statistically significant histological improvements in the SYMMETRY main study evaluating EFX for the treatment of patients with NASH due to cirrhosis. For example, in Cohort C we observed either a one-stage improvement in fibrosis without worsening of NASH or NASH resolution without worsening of fibrosis in 58 percent of EFX-treated patients, compared with 0% for the placebo group, after only 16 weeks of treatment. Response rates for non-invasive markers of fibrosis in Cohort C, which were comparable to the results observed for the BALANCED and HARMONY studies in patients with pre-cirrhotic NASH, are consistent with these initial histology results.

The FDA has granted both a Fast Track designation and Breakthrough Therapy designation for EFX for the treatment of NASH. In addition, the European Medicines Agency, or EMA, has granted a Priority Medicines, or PRIME, designation for EFX for the treatment of NASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy Designation is meant to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization, or MA, applications.

As demonstrated across four separate clinical trials in patients with NASH and/or T2D for which results have been reported, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their T2D.

In June 2018, we acquired exclusive global development and commercialization rights to EFX from Amgen Inc., or Amgen, which leveraged its deep protein engineering expertise to design and develop EFX. As of March 6, 2023, our patent portfolio relating to EFX and other peptides included 169 issued patents and 15 pending patents worldwide, with expected patent exclusivity up to 2034 in the United States, including potential patent term extension. Since EFX is a biologic, marketing approval would also provide twelve years of market exclusivity from the approval date of a Biologics License Application, or BLA, in the United States.

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

Advance EFX through clinical development in both pre-cirrhotic (F2/F3) and cirrhotic (F4, compensated) NASH. We believe that EFX has the potential to be a best-in-class FGF21 analog, if approved, for the treatment of NASH. Data from our Phase 2a BALANCED and Phase 2b HARMONY studies suggest that EFX has the potential to achieve industry-leading levels of fibrosis improvement as well as resolution of steatohepatitis and improvements in glycemic control and lipoprotein profile. We are committed to accelerating development as much as possible for patients with either pre-cirrhotic or cirrhotic NASH, consistent with guidance from regulatory authorities.

Scale our capabilities to support development and commercialization of EFX. We are scaling our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market EFX. We have successfully manufactured drug substance at Boehringer Ingelheim and have successfully scaled up manufacturing of a new drug product-device combination at Vetter Pharma. Drug product-device combination units have been manufactured in compliance with current good manufacturing practices, or GMP and released for use in Phase 3 clinical trials. When appropriate, we intend to develop the commercial infrastructure required for bringing EFX to patients with NASH in the United States, if approved. We also plan to evaluate options, including potential strategic collaborations, for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China.

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

Akero’s Pipeline

NASH Overview

NASH is a severe form of NAFLD, which is driven by the global obesity epidemic. Patients with NAFLD have an excessive accumulation of fat in the liver resulting from an excess of caloric intake over energy needs. In patients with NASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and can cause extensive scarring, or fibrosis, of the liver, as the liver attempts to repair and replace damaged cells.

Patients with NASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As NASH progresses, cardiovascular-related morbidity and mortality also increase, with cardiovascular disease being the most frequent cause of death in patients with NASH. The prevalence of patients with advanced fibrosis (F2-F4) in the United States is projected to rise to 14.1 million by 2030, representing a roughly 100% increase from an estimated 6.7 million in 2016.

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

Emerging therapies in development

There are no therapies currently approved for the treatment of NASH. The current standard of care is diet and exercise. Although diet and exercise are effective for some patients in the treatment of NASH when maintained, adherence to this treatment regimen is generally poor. In addition, according to studies in Gastroenterology (2016) and the New England Journal of Medicine (2021), a substantial portion of patients who achieve significant weight loss do not experience fibrosis regression and, among those who do reverse fibrosis, it typically takes 4-5 years.

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

Harnessing FGF21’s Natural Metabolic and Anti-Fibrotic Effects

EFX harnesses the natural properties of FGF21 as a potential treatment for NASH. Specifically, EFX has been engineered to overcome the limitations of endogenous FGF21 by extending half-life from less than two hours to 2.5-3.5 days while maintaining FGF21’s natural role in alleviating cellular stress and regulating whole-body metabolism. Consequently, EFX has the potential to address the underlying metabolic disease drivers of NASH while also reversing liver fibrosis. We believe EFX has the potential to be the leading FGF21 analog that most closely mimics the native protein with a long half-life that supports convenient weekly dosing.

Overview of FGF21 biology

Fibroblast growth factors, or FGFs, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. FGF21 is part of a sub-family of FGFs, known as endocrine FGFs, which are unique among FGFs because they initiate their biological effects by binding tightly to a cell surface receptor known as Beta Klotho, or Klotho. After this initial binding, FGF21 triggers signaling pathways within cells, such as hepatocytes and adipocytes, by binding to a second class of cell-surface receptor, known as the FGF receptors, or FGFRs. FGF21 binds to three specific FGFRs, known as FGFR1c, FGFR2c and FGFR3c. Once a co-receptor complex has formed with Klotho and one of the FGFRs, a series of intracellular signaling cascades is initiated. These signaling cascades enable FGF21 to exert its biological functions, which include regulation of energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulation of pathways that mitigate against intracellular stress. FGF21 cannot signal through cell membranes without both an intact C-terminus and an intact N-terminus to bind, respectively, to Klotho and FGFR. We believe EFX has been engineered to maximize binding at both the C-terminus and N-terminus, which distinguishes EFX from other FGF21 analogs.

EFX is designed to overcome the limitations of native FGF21 as a therapeutic

EFX has been engineered to overcome the limitations of native FGF21 while retaining balanced agonism across FGFR1c, FGFR2c and FGFR3c. Specifically, EFX delivers: (1) protection against proteolysis and reduction of renal clearance, (2) an increased half-life from less than two hours to 2.5 to 3.5 days, (3) minimization of the potential for aggregation in solution and (4) improved binding affinity for Klotho. These attributes are accomplished through a combination of three amino acid substitutions in the FGF21 protein sequence and an Fc-fusion protein scaffold similar to the platform used for Enbrel and Trulicity. As illustrated in the figure below, each EFX molecule consists of two Fc-FGF21 molecules linked by two disulfide bridges. The N-terminus of the FGF21 moiety is connected to the Fc portion of EFX through a polyglycine-serine linker. Our patents include claims directed to Fc fusion with a recombinantly modified FGF21 as well as claims directed to an FGF21 polypeptide comprising combinations of point mutations at positions 98, 171 and 180 of mature human FGF21. Pharmacokinetic modeling based on analysis of intact, active EFX in human serum after weekly administration of EFX for 16-24 weeks in the Phase 2a BALANCED and Phase 2b HARMONY studies indicates steady-state exposure is attained between weeks 4 and 8. More than a two-fold increase in exposure to EFX is observed for 50mg relative to 28mg despite a less-than-two-fold increase in dose.

Protein engineering of EFX

Fc
Fc
Linker
N terminus
C terminus
L98R
P171G
A180E
FGF21
FGF21

Based on recent in vitro analysis as well as the robust results of clinical trials evaluating EFX, we believe the bivalent structure of EFX, with two FGF21 monomers covalently linked via the disulfide bridges of the Fc fragment, may confer a longer duration of pharmacological activity relative to analogs of FGF21 based on single chain configurations. The in vitro tests analysis demonstrated that the bivalent configuration was associated with a 100-fold greater affinity of EFX for the signaling receptor complex than corresponding single chain configurations.

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

Overview of EFX Clinical Development

We have two active EFX programs supported by two ongoing, parallel Phase 2b clinical trials: the HARMONY study in pre-cirrhotic patients with F2-F3 fibrosis and the SYMMETRY study in patients with cirrhosis due to NASH (F4, compensated). Each of our two Phase 2b clinical trials is precedented by Phase 2a data in patients with biopsy-confirmed NASH. We believe that the longer study durations of 24 and 36 weeks in our Phase 2b trials, compared with 16 weeks for the BALANCED study, are likely to show a further improvement in resolution of fibrosis and NASH.

Summary of Completed and Ongoing EFX Clinical Trials in Patients with NASH

EFX has been administered to a total of 244 adult patients with either NASH or T2D for up to 96 weeks in four randomized, double-blind, placebo-controlled clinical trials for which results have been reported. In addition, approximately 120 NASH patients are estimated to be treated with EFX in a fifth study that is currently blinded and remains ongoing. Three of these clinical trials have been completed: (a) a single-ascending dose study in patients with T2D, (b) a four-week, multiple-ascending dose study in patients with T2D, and (c) the Phase 2a BALANCED study in patients with NASH, which consisted of a main study in patients with pre-cirrhotic (F1-F3) NASH and an expansion cohort in patients with cirrhosis (F4, compensated). Two clinical trials are ongoing: (d) the Phase 2b HARMONY study in patients with pre-cirrhotic NASH (F2-F3), in which the primary efficacy endpoint was measured at week 24 and patients continue treatment with EFX or placebo for up to 96 weeks and (e) the Phase 2b SYMMETRY study in patients with cirrhosis due to NASH (F4, compensated), for which the primary endpoint will be measured at week 36 and patients will continue treatment with EFX or placebo for up to 96 weeks. We believe the combined results reported to date from these trials provide compelling evidence for EFX’s potential to address all core aspects of NASH pathogenesis. If approved, we believe these attributes of EFX may allow it to emerge as a foundational NASH monotherapy.

EFX for Treatment of Pre-Cirrhotic NASH (F2-F3)

Our lead program focuses on development of EFX for treatment of pre-cirrhotic NASH (F2-F3 fibrosis). The ongoing Phase 2b HARMONY study in patients with F2-F3 fibrosis is precedented by data from the previously completed Phase 2a BALANCED study in patients with F1-F3 fibrosis.

Phase 2b clinical trial of EFX in patients with biopsy-confirmed F2-F3 NASH

The Phase 2b HARMONY study is a multicenter, randomized, double-blind, placebo-controlled, dose-ranging trial in biopsy-confirmed adult NASH patients with fibrosis stage 2 or 3. The study enrolled a total of 128 patients, randomized to receive once-weekly subcutaneous dosing of 28mg or 50mg EFX, or placebo for 24-weeks. The primary efficacy endpoint for the study was the proportion of subjects who achieve at least a one-stage improvement in fibrosis without worsening of NASH at week 24. Key secondary histology endpoints consisted of NASH resolution without worsening of fibrosis and a composite endpoint of both NASH resolution and fibrosis improvement at week 24. Additional secondary measures included change from baseline in liver fat, markers of livery injury, noninvasive markers of liver fibrosis, glycemic control, lipoproteins, and body weight at 24 weeks as well as safety and tolerability measures.

HARMONY biopsy analysis and definition of histology endpoints

Consistent with FDA recommendations, the HARMONY study evaluated all biopsies using consensus readers. Two independent and cross-trained pathologists scored each biopsy for NAS score and fibrosis stage. If there were any differences on any component of pathology scoring, the two pathologists met to determine if consensus could be reached. In the absence of consensus, a third pathologist would adjudicate between the first two pathologists’ scores. Adjudication by a third pathologist was not required because the two principal pathologists achieved consensus on interpretation of all HARMONY biopsy samples.

Per applicable FDA guidance regarding endpoints recommended for use in Phase 3 clinical trials evaluating pre-cirrhotic NASH, the HARMONY study’s primary and key secondary histology endpoints were defined as:

•
Proportion of subjects who achieve improvement in liver fibrosis greater than or equal to one stage (NASH CRN fibrosis score) and no worsening of steatohepatitis (defined as no increase in NAS for ballooning, inflammation, or steatosis)
•
Proportion of subjects who achieve resolution of steatohepatitis (defined as a NAS score of 0–1 for inflammation, 0 for ballooning, and any value for steatosis) and no worsening of liver fibrosis on NASH CRN fibrosis score.
•
Proportion of subjects who achieve improvement in liver fibrosis greater than or equal to one stage and no worsening of steatohepatitis (as defined above).

Both the 50mg and 28mg EFX doses achieved statistical significance on primary and secondary histology endpoints

The HARMONY study met its primary endpoint for both the 50mg and 28mg EFX dose groups, with 41% and 39% of EFX-treated patients, respectively, experiencing at least a one-stage improvement in liver fibrosis with no worsening of NASH by week 24, compared with 20% for the placebo arm.

The study also met a key secondary endpoint with 76% and 47% of patients treated with 50mg and 28mg, respectively, achieving NASH resolution without worsening of fibrosis, compared with 15% for placebo.

In addition, 41% and 29% of patients treated with 50mg and 28mg, respectively, achieved both endpoints (NASH resolution and fibrosis improvement ≥1 stage), compared with 5% for placebo.

EFX reduced liver fat

As summarized in the table below, highly statistically significant relative reductions of 52 to 64 percent of liver fat were observed for the 28 and 50mg dose groups, respectively, compared with a 6 percent reduction for placebo.

Roughly two-thirds of EFX patients achieved at least a 50 percent relative reduction in liver fat and one-third to one-half of EFX patients normalized their liver fat levels, which is defined as reaching less than or equal to 5 percent absolute liver fat content at week 24 with a baseline level of greater than 5 percent. Based on the results of additional post-hoc analyses of liver fat reduction, we believe normalization of liver fat, rather than a relative reduction of at least 30 percent liver fat may be a more reliable predictor of histological improvement, particularly NASH resolution.

Summary of Week 24 Liver Fat Endpoints

		EFX (once weekly dose)
Measure (LS Mean)	Placebo (N=42)	28 mg (N=38)	50 mg (N=35)
Relative change in liver fat[1] (%)	-6	-52***	-64***
Proportion of Patients	Placebo (N=42)	28 mg (N=38)	50 mg (N=35)
≥50% relative reduction in fat[2] (%)	2	63***	77***
≤ 5% absolute liver fat[2] (%)	2	34***	51***

***p<0.001, versus placebo (ANCOVA [relative change] or CMH [≥50% relative change and ≤5% absolute])

Source Data: MRI-PDFF Analysis Set (all patients who have Baseline and Week 24 liver fat measurements)

EFX improved markers of liver injury

The substantial reductions in liver fat among EFX patients correlated with various markers of liver health, including the liver enzyme ALT, as shown in the figure below. The 28 and 50mg EFX groups achieved highly statistically significant ALT reductions by week 8, with reductions of 38 percent and 47 percent, respectively, at week 24, compared with a 4 percent reduction for placebo. Similar dose-related improvements were observed for other liver health markers, including AST, GGT, ALP, and uric acid. We believe the rapid and sustained reductions in ALT are particularly noteworthy as reductions have been positively correlated with histological response.

ALT
LS Mean [SE] Change from Baseline (U/L)
Baseline: 50-63 U/L
10
0
-10
-20
-30
-40
BLW1
W4
W8
W12
W16
W20
W24
-3 U/L (-4%)
-22 U/L (-38%)
-33 U/L (-47%)
Placebo
EFX 28 mg
EFX 50 mg

EFX improved noninvasive markers of liver fibrosis

EFX was observed to significantly improve two important noninvasive markers of liver fibrosis. Pro-C3 is a serum biomarker of collagen synthesis and fibrogenesis in the liver. The Enhanced Liver Fibrosis, or ELF, score is a composite biomarker that has strong correlations with fibrosis stage. Reductions in Pro-C3 indicate lower levels of new fibrosis formation while reductions in the ELF score suggest lower overall fibrosis. Pro-C3 and the ELF score are clinically important because they 1) quantitate fibrotic activity throughout the liver rather than in a small biopsy of the liver and 2) are noninvasive and therefore can be measured repeatedly over time, thus overcoming two core limitations of biopsy-based histopathology. As shown in the table below, highly significant absolute reductions in Pro-C3 of about 5 ug/L were observed for both EFX dose groups, compared with a nominal increase for placebo. As shown in the same table below, we also observed highly significant reductions in ELF score of 0.6 to 0.7 were observed for the 28 and 50mg EFX dose groups, respectively, compared with a nominal increase for placebo.

Summary of Week 24 Noninvasive Measures of Liver Fibrosis

Dose Group	Placebo (n=40-42)	28mg (n=37-38)	50mg (n=34-36)
Pro-C3 (µg/L)	+0.1	-5.1***	-5.2***
ELF Score	+0.1	-0.6***	-0.7***
Liver Stiffness by FibroScan (kPa)	-0.7	-2.6†	-4.3**

***p<0.001, versus placebo; † p<0.01, versus baseline (ANCOVA2)

Source Data: Full Analysis Set

EFX improved glycemic control, reduced body weight and restored a healthy lipoprotein profile

As summarized in the following table, treatment with EFX was also associated with significant improvements in multiple metabolic parameters, including markers of glycemic control, body weight, and lipoproteins. This favorable metabolic profile is important because cardiovascular disease remains the greatest mortality risk for patients with NASH. The HARMONY study shows that EFX has the potential to be consistent with the FDA guidance by improving multiple metabolic parameters.

Summary of Week 24 Cardio-Metabolic Biomarkers

Measure (LS Mean Change From Baseline to Week 24)[1]	Placebo (N=42)	28 mg (N=37)	50 mg (N=36)
HbA1C (%, absolute)	0.0	-0.3†	-0.4*
Body Weight (kg)	-0.6	-0.2	-2.9††
Triglycerides (%)	+9	-25***	-29***
HDL Cholesterol (%)	-2	+24***	+30***
Non-HDL Cholesterol (%)	+8	-13***	-13***
LDL Cholesterol (%)	+9	-8**	-8**

**p<0.01, ***p<0.001, versus placebo; ††p<0.01, versus baseline (ANCOVA2)

EFX’s potential to improve glycemic control is an important feature of its therapeutic profile because approximately two-thirds of patients with F2-F3 fibrosis have T2D, which is generally poorly controlled. FDA encourages later-stage NASH clinical trials to stratify for T2D status, signifying the importance of assessing the impact of any therapy on patients with both NASH and T2D. EFX treatment resulted in absolute reductions in HbA1c of 0.3% and 0.4% for the 28 and 50mg doses, respectively, compared with no change for placebo. These results exceeded our expectations because EFX was dosed on top of antidiabetic medications for the approximately two-thirds of patients in the study with T2D. EFX’s insulin sensitizing benefits are seen more clearly in the subpopulation of patients with T2D, who had reductions in HbA1c of 0.5 for both EFX dose groups, compared with no change for placebo.

Reduction in HbA1c (%)1
LS Mean Change From Baseline to Week 242
T2D Subset
0.0
-0.5*
-0.5
Placebo
N=27
EFX 28mg
N=28
EFX 50mg
N=27
All
0.0
-0.3†
-0.4*
Placebo
N=42
EFX 28mg
N=37
EFX 50mg
N=36

* p<0.05, versus placebo (MMRM); † p<0.05, versus baseline (MMRM)

[1] Absolute change from baseline, %; [2] Patients remained on diabetic medications

Source Data: Biomarker Analysis Set

The overall improvement in glycemic control is consistent with observations previously reported by Amgen after treating T2D patients for 4 weeks, as well as observations from our Phase 2a BALANCED study in patients with pre-cirrhotic NASH (F1-F3), underscoring the reproducibility of this effect. Achieving better glycemic control by improving insulin sensitization is highly desirable because it is rectifying a fundamental driver of T2D, which is insulin resistance. This means EFX has the potential to achieve a sustained reduction in HbA1c, in contrast to diabetes therapies that promote insulin secretion whose efficacy tends to wane over time.

The improvement in glycemic control at 50mg was accompanied by a mean reduction in body weight of 2.9kg after 24 weeks, corresponding to 2.6 percent decrease. The trend toward weight loss observed with EFX contrasts with another class of insulin sensitizers, the PPAR gamma agonists. This class includes established antidiabetic drugs like pioglitazone, whose use has declined substantially because of weight gain and edema, and lanifibranor, which has been associated with weight gain of about 2.4-2.7kg and 6 to 8% edema. The weight loss observed with EFX also contrasts with the weight gain observed with another FGF21 analog targeting only the FGFR1c receptor. We believe the potential for weight loss will be attractive to clinicians and NASH patients.

These encouraging metabolic data are best viewed holistically rather than in isolation. The HARMONY study, similar to the BALANCED study, showed that EFX has the potential to rectify each aspect of the metabolic dysfunction associated with NASH: improved glycemic control through enhanced insulin sensitivity, restoration of a healthy lipoprotein profile and reduced body weight. These broadly based improvements increase our confidence that the rapid reduction of steatohepatitis and collagen deposition seen in HARMONY and BALANCED could be sustained over longer treatment periods. The magnitude of metabolic improvements, particularly regarding lipoproteins that are associated with increased risk of cardiovascular disease, also points to the potential of EFX to achieve meaningful reductions in markers of cardiovascular risk.

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

EFX was generally well tolerated

EFX was generally well tolerated in the HARMONY study. There were no deaths in the study, one drug-related Serious Adverse Event, or SAE, and three non-drug-related SAEs. Across EFX groups, the most frequent Adverse Events, or AEs, were grade 1 or 2 gastrointestinal events, which were transient in nature. There were two discontinuations due to drug related AEs in each of the 28 and 50 mg EFX groups and no discontinuations due to the most common AE, diarrhea, in the 50mg EFX group. No clinically significant, dose-dependent changes compared to placebo were identified based on laboratory parameters or electrocardiograms. There were no notable or dose-dependent changes in respiratory rate or heart rate. Although transient increases in systolic blood pressure were noted during the study, no dose response was observed, and change from baseline at week 24 was not significantly different compared to baseline or placebo in either dose group.

As with all therapeutic proteins, there is potential for immunogenicity following treatment with EFX. The detection of anti-drug antibody, or ADA, formation is highly dependent on the sensitivity and specificity of the assay. Our current EFX ADA assay is more than 10 times more sensitive than the minimum FDA requirements. Pre-existing baseline antibodies to EFX were detected in 8.7% of patients. In the evaluable subjects receiving at least 1 dose of EFX, our assay detected the formation of ADAs in roughly 83% of EFX patients, compared with 5% in the placebo group. Importantly, measured antibody titers were largely low or very low, occasionally moderate, and developed slowly. No association was discernable between antibody titer and serum levels of EFX, nor was there a discernable association between tolerability and therapeutic response to EFX.

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

As summarized in the table below, showing placebo-corrected results for the BALANCED and HARMONY studies, the results were largely comparable across the two studies.

EFX was generally well tolerated in the BALANCED study. There were no deaths in the study and two SAEs, one of which occurred prior to dosing and the second of which was related to acute pancreatitis in a patient who was morbidly obese with high insulin resistance at baseline. Across EFX groups, the most frequent AEs were grade 1 or 2 gastrointestinal events, which were transient in nature. There were no discontinuations due to treatment-emergent AEs in the 50 mg dose group and none due to the most common AE, diarrhea.

EFX for Treatment of Cirrhosis Due to NASH

Cirrhosis due to NASH (F4, compensated) presents high unmet medical need, with approximately 50 percent of patients with cirrhosis dying within 5 years absent a liver transplant. This means the risk of liver failure and hepatocellular carcinoma, as well as need for liver transplantation, is substantially higher for cirrhotic patients. The FDA has issued draft guidance specific to the development of investigational therapies for patients with cirrhotic NASH, who are projected to number more than 3.5 million patients in the United States by 2030. According to the FDA, the treatment goal for cirrhotic patients is to halt disease progression, thereby preventing clinical decompensation, reducing the incidence of liver transplantation, and improving survival.

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

Our belief in EFX’s potential to be an effective treatment for patients with cirrhosis due to NASH is based on the combined results of the BALANCED and HARMONY studies in patients with pre-cirrhotic NASH as well as the results of an expansion cohort of the BALANCED study evaluating patients with cirrhosis due to NASH.

Phase 2b clinical trial of EFX in patients with biopsy-confirmed cirrhotic NASH (F4, compensated) for 36 weeks

The Phase 2b SYMMETRY main study is a multicenter, randomized, double-blind, placebo-controlled, clinical trial in biopsy-confirmed NASH patients with compensated cirrhosis (F4, Child-Pugh class A). One hundred eighty-two patients have been randomized to receive once-weekly subcutaneous dosing of 28 or 50mg EFX, or placebo. The primary endpoint for the trial is fibrosis regression after 36 weeks treatment. Secondary measures include change from baseline in liver enzymes, liver fat, lipoproteins, glycemic control, and body weight at 36 weeks, as well as evaluation of safety and tolerability. To provide additional safety data from long-term follow up, patients will continue to receive EFX or placebo from 36 to 96 weeks.

Phase 2b SYMMETRY study design

Phase 2a expansion cohort of EFX in patients with biopsy-confirmed cirrhotic NASH (F4, compensated)

THE SYMMETRY study builds upon encouraging results from an expansion cohort of the BALANCED study evaluating EFX in patients with compensated cirrhosis (F4, Child-Pugh Class A), which was called Cohort C. Thirty patients were randomized in Cohort C to receive either EFX (n=20) or placebo (n=10) for 16 weeks. The primary endpoint was to assess safety and tolerability of EFX in treatment of patients with cirrhotic NASH. Additional noninvasive efficacy measures were included as secondary and exploratory endpoints, including liver enzymes, markers of liver fibrosis, and measures of insulin insensitivity. The Cohort C protocol was amended to include voluntary end-of-treatment liver biopsies to assess whether histological improvements were evident after just 16 weeks of treatment.

EFX improved histology, as measured by fibrosis improvement and NASH resolution

Results were obtained from a total of 17 of the 30 Cohort C study participants who volunteered for end-of-treatment biopsies, including placebo (n=5) and EFX patients (n=12). The figure below shows the biopsy results for patients who achieved fibrosis improvement without worsening of NASH (33% of EFX patients compared with 0% of placebo patients), and NASH resolution without worsening of fibrosis (25% of EFX patients compared with 0% of placebo patients). There was no overlap between responders for each of these two endpoints. Accordingly, a total of 7 of 12 EFX patients, or 58%, showed histological improvements, compared with 0 of 5 placebo patients. We believe these results are encouraging given that they were obtained after only 16 weeks of treatment.

Cohort C Histological Improvements1

1 Study not powered to assess statistical significance of histological endpoints

Source Data: Liver Biopsy Analysis Set (all patients with post-treatment liver biopsy results)

EFX improved noninvasive markers of liver fibrosis

As with the BALANCED main study, EFX was observed to significantly improve three important noninvasive markers of liver fibrosis among patients with cirrhosis due to NASH. These three measures complement the liver biopsy results because they quantitate fibrotic activity across the whole liver and were collected for all patients, not only those who volunteered for end-of-treatment biopsies. The improvements in noninvasive measures of liver fibrosis for all EFX-treated patients, as shown in the table below, appear consistent with the histological improvements observed for the subset of patients who volunteered for end-of-treatment biopsies.

Summary of Cohort C Noninvasive Measures of Liver Fibrosis

LS Mean Change From Baseline to Week 16

Endpoint	Placebo (n=10)	50mg EFX (n=20)
Pro-C3 (µg/L)	-3.4	-9.0*
ELF Score	+0.3	-0.4**
Liver Stiffness by FibroScan (kPa)	-1.9	-5.7††

*p<0.05, versus **p<0.01, versus placebo (ANCOVA); †† p<0.01, versus baseline (ANCOVA)

Source Data: Full Analysis Set (all Cohort C patients with baseline and interpretable on-study measures)

EFX improved glycemic control, reduced body weight and restored a healthy lipoprotein profile in patients with cirrhosis

As shown in the table below, EFX was observed to improve glycemic control, reduce body weight, and restore a healthy lipoprotein profile in patients with cirrhosis, with results comparable to those achieved in patients with pre-cirrhotic NASH (F2-F3) treated with EFX 50mg in the HARMONY study.

Summary of Cohort C and Main Study Cardio-Metabolic Biomarkers

	Cohort C (F4)		HARMONY (F2-F3)
Measure (LS Mean Change From Baseline to Week 161)	Placebo (N=10)	50 mg (N=20)	Placebo (N=42)	50 mg (N=35-36)
HbA1C (%, absolute)	+0.1	-0.4*	0.0	-0.4*
Body Weight (kg)	+1.2	-2.2	-0.6	-2.9††
Triglycerides (%)	+1	-29**	+9	-29***
HDL Cholesterol (%)	+4	+33***	-2	+30***
Non-HDL Cholesterol (%)	+12	-14***	+8	-13**
LDL Cholesterol (%)	+16	-8	+9	-8**

*p<0.05, **p<0.01, ***p<0.001, versus placebo (MMRM); †† p<0.01, versus baseline (MMRM)

Source Data: Full Analysis Set

EFX was generally well tolerated

EFX was generally well tolerated in Cohort C. There were no deaths. One patient in the placebo arm reported an SAE of pulmonary embolism. One placebo patient withdrew consent and one patient in the EFX arm discontinued due to abdominal distension, constipation, diarrhea and pruritus. The most frequently reported study drug-related treatment-emergent AEs were transient mild-to-moderate diarrhea and nausea, which often resolved on study without treatment. All injection site reactions were grade 1.

Evaluation of EFX in combination with GLP-1 therapy in patients with pre-cirrhotic NASH

The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating administration of EFX to patients with T2D who are already being treated with GLP-1 therapy. The primary goal of the 12-week Cohort D expansion, in which 32 patients with T2D and F1-F3 liver fibrosis due to NASH have been randomized, is to assess safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist.

Future studies will evaluate the potential of EFX to accelerate resolution of NASH and reversal of fibrosis among NASH patients already on GLP-1 therapy, which could help address an urgent medical need to restore a healthy liver.

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

Intellectual property

Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims. As of March 6, 2023, we have licensed from Amgen Inc. approximately 184 patents and pending patent applications worldwide, including 169 issued patents and 15 pending patent applications. There are currently no pending U.S. provisional patent applications.

As of March 6, 2023, our patent portfolio relating to EFX includes twelve issued U.S. patents, one pending U.S. patent application, and issued and pending foreign counterpart patents in Europe, Asia, Canada, Australia, and Mexico. Seven issued U.S. patents include claims directed to the EFX product, the FGF21 polypeptide component of the EFX product, nucleic acids encoding the product and related polypeptides, polypeptide multimers, related compositions, and methods of using EFX to, e.g., treat diabetes, lower blood glucose in patients suffering from a metabolic disorder, improve glucose tolerance, lower body weight, or reduce triglyceride levels in patients. These issued U.S. patents are expected to expire in 2029. The pending U.S. patent application and related foreign counterparts are directed to a method of treating a patient with non-alcoholic steatohepatitis (NASH); if issued, the resulting U.S. patent is expected to expire in 2029. We currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034 in the U.S. The portfolio further includes five issued U.S. patents that are directed to related polypeptides and methods of use. An international patent application is pending relating to EFX formulations.

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

We have an agreement with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan to enter into a future agreement for commercial supply at an appropriate time. The GMP DP being used for our ongoing HARMONY and SYMMETRY studies is similar to that for the BALANCED study, which was stored as a frozen liquid until immediately before administration to trial subjects. Analysis of the Vetter GMP DP confirmed that it met the same release specification as previously used for the DP manufactured from Amgen GMP DS.

We plan to use a newly developed lyophilized DP formulation for Phase 3 clinical trials and as the initial commercial presentation, if EFX is approved. This drug-device combination product, employing Vetter’s Lyo-Ject 3S dual-chamber syringe, was selected for convenient subcutaneous patient self-administration. Manufacturing of the product-device combination has been scaled up at Vetter and GMP lots have been released for use in Phase 3 clinical trials.

Sales and marketing

Successful marketing of a new drug for the treatment of NASH will require a targeted commercial infrastructure. We expect to begin making plans for commercialization in parallel with our ongoing HARMONY and SYMMETRY studies. We have also contracted with a third-party manufacturer, Vetter, to support clinical development and the potential commercialization of EFX with commercial-scale manufacturing. We intend to develop the commercial infrastructure required for bringing EFX to patients in the United States, if approved, in parallel with an anticipated Phase 3 clinical trial. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions.

We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., CymaBay Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are or may be pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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
•
preparation of and submission to the FDA of a Biologics License Application, or BLA, for MA that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
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

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualified for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor, acting on its own or based on a recommendation from the sponsor's data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the biological product has been associated with unexpected serious harm to patients.

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

Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews a BLA to determine, among other things, whether a proposed product is safe, pure and potent for its intended use, and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product's continued safety, purity and potency. Further, the FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

A product is eligible for priority review if it treats a serious or life-threatening disease or condition and has the potential, if approved, to provide a significant improvement in safety and effectiveness. The FDA will attempt to direct additional resources to the evaluation of an application for a new biological product designated for priority review in an effort to facilitate the review. Under priority review, the FDA's goal is to review an application in six months once it is filed, compared to ten months for a standard review.

Additionally, a product may be eligible for accelerated approval (also referred to as Subpart E approval). Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, as demonstrated by a surrogate or intermediate clinical endpoint, may receive accelerated approval. Specifically, this means that they may be approved on the basis of clinical data establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials to verify the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval, and the FDA has increased authority for expedited procedures to withdraw accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Post-Approval requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which the FDA assesses an annual program fee for each product identified in an approved BLA. Biologics manufacturers and their subcontractors, including those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for ongoing compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. For certain commercial prescription biologic products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product's labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, regulate manufacturers’ communications regarding off-label use of their products.

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

Under the BPCIA, a reference biological product is granted a 12 year exclusivity period from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. "First licensure" typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the "first licensure" of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

•
a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
•
two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;
•
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
•
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

A combination product with biologic primary mode of action, such as a biologic dispensed in a pre-filled syringe, generally would be reviewed and licensed pursuant to the biologic licensing processes under the PHS Act. In reviewing the BLA application for such a product, however, FDA reviewers in the drug or biologics center could consult with their counterparts in the device center to ensure that the device component of the combination product meets applicable requirements regarding safety, effectiveness, durability and performance.

Following approval of a combination product, each component of a combination product retains its regulatory status (as a biologic or device, for example) and is subject to the requirements established by the FDA for that type of component. Accordingly, under FDA regulations, biologic-device combination products are subject to cGMP requirements applicable to both biologics and devices, including the cGMP requirements for biologics and the FDA’s Quality System Regulation applicable to medical devices.

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

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which we research, as well as sell, market and distribute any products for which we obtain MA. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment.

Also, many states have similar, and typically more prohibitive, fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, as well as the California Consumer Privacy Act of 2018 (the “CCPA”), impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances. For example, in California the California Consumer Privacy Act (CCPA) establishes a new privacy framework for covered businesses by creating a broad definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Many of the state laws differ from each other in significant ways and may have a more prohibitive effect than HIPAA and cover personal information other than protected health information that is subject to HIPAA, thus complicating compliance efforts.

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

Different pricing and reimbursement schemes exist in other countries. In the European Union, or EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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
•
establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•
a licensure framework for follow on biologic products._

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

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District

Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2026. This deadline was delayed to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. While a number of these and other proposed measures may require additional authorization to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each country's national competent authority, or NCA, and an independent ethics committee, or EC, much like the FDA and an IRB, respectively. Under the new Clinical Trials Regulation (EU) no 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The new Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Regulation in the European Union

In the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. To obtain regulatory approval of a medicinal product in the EU, we must submit an MA application. The application used to submit the BLA in the United States is similar to that required in the EU, with certain exceptions. There are two main types of MA in the EU:

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, which is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including medicines produced by as biotechnological process, products as designated as orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is of 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs continues to be recognized in Northern Ireland). All medicinal products with a centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of three years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of MAs made by the European Medicine Agency and certain other regulators when determining an application for a new Great Britain MA. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

The EU also provides opportunities for regulatory exclusivity. For example, in the EU, upon receiving an MA, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar MA application can be submitted and authorized, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained an MA based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Pediatric development in the Europe Union

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Pediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

PRIME designation

In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the MA application will be made through the centralized procedure. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicine will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MA application assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the EMA’s CHMP or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at the EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies. Where, during the course of development, a medicine no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

Post-approval controls in the European Union

The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MA applications must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies. RMPs and PSURs are routinely available to third parties requesting access, subject to limited redactions.

All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, or SmPC, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each EU Member State and can differ from one country to another.

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States and the Bribery Act of 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician's employer, his or her competent professional organization, and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product, the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on 26 May 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). Where the medical device and medicinal product form a single integrated product (e.g. pre-filled inhalers), if the principal intended action is achieved by the medicine, the product is considered a medicinal product that includes a medical device and the entire product is regulated under the EU pharmaceutical legislation. However, the MA application for the product should include a CE certificate for the device in accordance with the Medical Devices Regulation or, if not CE marked but would need to be certified if marketed separately, the applicant must include an opinion from a notified body on conformity of device (except for Class I non-sterile, non-measuring devices). This is a requirement under the new Medical Devices Regulation.

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence

The aforementioned EU rules are generally applicable in the EEA.

European data collection

The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation, or GDPR, which became effective May 25, 2018. The GDPR imposes more stringent requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The GDPR also impose strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EEA Member States may result in fines and other administrative penalties. The GDPR introduces new data protection requirements in the EEA and substantial fines for breaches of the data protection rules, specifically fines are increased to levels of up to 4% total worldwide annual turnover or up to €20 million (whichever is higher). The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. We are subject to the GDPR if we have a presence or "establishment" in the EEA (e.g. EEA based subsidiary or operations), when conducting clinical trials with EEA based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner) or offering approved products or services (if relevant) to EEA based data subjects (regardless of whether involving our EEA based subsidiary or operations). The GDPR regulations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, further to the United Kingdom’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s EU (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the EEA’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the United Kingdom to the EEA remain free flowing.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Rest of world regulation

For other countries outside the EU and the United States, such as countries in Eastern Europe, Latin America, Middle East, or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

As of February 28, 2023, we employed 38 full-time employees, including 25 in research and development and 13 in general and administrative and one part-time employee. Seven of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to complete the ongoing Phase 2b SYMMETRY study, or be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b HARMONY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in any of our future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all.

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

We do not know whether the long-term follow-up portion of the HARMONY study or the SYMMETRY study, including the expansion cohort known as Cohort D, will be completed or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

•
the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our IND;
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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as the recently developed drug product-device combination that we plan to use in Phase 3 clinical trials, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We rely heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under current good manufacturing practice, or cGMP, requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient, or API) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, including a DP-device combination to be used in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which have both been released for Phase 3 clinical use. We plan to enter into new commercial supply agreements with each of Boehringer Ingelheim and Vetter at the appropriate time. Even though the GMP DP being used for our ongoing HARMONY study is similar to the DP that was used for the BALANCED study, which is stored as a frozen liquid until immediately before administration to trial subjects, the process of manufacturing our product is complex, highly regulated and subject to several risks, including:

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

We have developed a new lyophilized, drug product formulation of EFX for use in Phase 3 clinical trials and, if EFX is approved, for commercialization. This formulation was developed under contract with a specialist formulation development company, Coriolis Pharma Research GmbH. We have contracted with Vetter to manufacture this formulation as a dual-chamber, pre-filled syringe combination product for use in Phase 3 clinical trials. Scale-up of manufacturing at Vetter and release of clinical batches has been completed. However, we must still demonstrate comparable exposure between the formulation used in Phase 2 clinical trials and the new DP-device combination planned for use in Phase 3. There is no assurance that we will be successful in completing this development on a timely basis, including accounting for any impact of the COVID-19 pandemic, or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation or its presentation as a drug-device combination product, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.

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

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any BLA for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

As of February 28, 2023, we had 38 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

For example, we have received a Breakthrough Therapy designation for EFX for the treatment of NASH and we may seek a Breakthrough Therapy designation for some of our product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

We intend to market any approved products in the United States, the EU, Japan and other foreign jurisdictions. Even if our products are approved for marketing in the United States, in order to market and sell our products in other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, we must secure product reimbursement approvals before regulatory authorities will approve the product for sale in that country. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. Further, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries and regulatory approval in one country does not ensure approval in any other country. For example, even if EFX is approved in the United States, the EMA may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans in the EU. Moreover, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory approval process in others.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 unless Congress takes additional action. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. In January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

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

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032.

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgment invalidating the accumulator adjustment rule.

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
•
the federal Open Payments program, created under Section 6002 of the Affordable Care Act and its implementing regulations, requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to “payments or other transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians (as defined above) and their immediate family members. As of January 1, 2022, these reporting obligations have now extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and
•
analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug prices; state and local laws that require the registration of pharmaceutical sales representatives; several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. State and foreign laws, including for example the EU General Data Protection Regulation, which became effective May 2018 also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and state and foreign laws that govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The state of California, for example, recently adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation, or GDPR (discussed below in the European Data Collection subsection). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

Further, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA became effective on January 1, 2023 and the CPA will become effective July 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

Compliance with U.S. and international data protection laws and regulations, including the EU GDPR/UK GDPR and other EU and UK data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

In the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the EU General Data Protection Regulation (“EU GDPR”), and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, “GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data imported is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum (“IDTA”), a which will enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Compliance with the above and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidate to other available procedures. If reimbursement of our drugs is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2022 and 2021, we reported net losses of $112.0 million and $100.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $422.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2022, we had $351.4 million of cash, cash equivalents and short-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from our follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and $10.0 million from Hercules under a term loan in June 2022. In addition, we raised gross proceeds of $230.0 million from a follow-on public offering in September 2022. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

On June 15, 2022, we entered into a Loan and Security Agreement ("Loan Agreement") with Hercules Capital, Inc., ("Hercules") for an aggregate principal amount of up to $100.0 million. Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Additionally, there is a financial covenant requiring us to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and specifically Section 404 of the Sarbanes-Oxley Act, which requires that we establish and maintain effective internal controls over financial reporting. In order to maintain compliance with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of our internal control over financial reporting, which includes the disclosure of any material weaknesses and associated remediation activities. When we are no longer a smaller reporting company, we will incur additional significant costs to meet the requirement to provide an attestation report on our internal control over financial reporting from our independent registered public accounting firm. We will need to continue to dedicate significant internal resources and outside consultants in order to complete management’s annual assessment and to prepare for when we are no longer a smaller reporting company. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting remain effective.

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

We expect the rules and regulations applicable to public companies, and the additional compliance requirements that we will be subject to when we are no longer a smaller reporting company, to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition, and results of operations. The increased costs will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain key financial or management personnel.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could harm our business and have a negative effect on the trading price of our stock.

If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our consolidated financial statements may be materially misstated. We, or our independent registered public accounting firm, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our or related parties’ cyber security.

Given our limited operating history, we are still in the process of implementing our internal security measures. Our internal computer systems and those of current and future third parties on which we rely may fail and are vulnerable to damage from computer viruses and unauthorized access. Geopolitical instability, including Russia's invasion of Ukraine may increase cyber-attacks. Additionally, cyberattacks could include industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, including ransomware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial, or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Our information technology and other internal infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. While we have not, to our knowledge, experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in the following, which could be material:

•
delays in our regulatory approval efforts;
•
remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to business partners in an effort to maintain relationships after an attack;
•
investigation costs, including costs associated with potential notification of the attack to data subjects, regulators or others and costs to engage third party forensic investigators and other experts;
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

Likewise, we currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidate or any future product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. We rely on these third parties to implement effective security measures and identify and correct for any failures, deficiencies or breaches. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidate or any future product candidates could be hindered or delayed.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third-party manufacturers and CROs upon whom we rely. For example, the ongoing COVID-19 pandemic spread globally. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, new and emerging variants, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the future of our business, our industry and the economy in general in light of the pandemic. The extent to which the COVID-19 pandemic impacts our operations or those of our third-party partners will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, including new and emerging variants or the virus which may impact vaccination efforts, mask and vaccine mandates, travel restrictions, and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease, and any additional preventative and protective actions that governments take to contain the COVID-19 pandemic or treat its impact, among others.

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action, including the ongoing conflict between Russia and Ukraine and, while we do not have direct exposure to Ukraine, we do have third-party manufacturing partners with locations in Europe. The activities of such manufacturing partners may be impacted based upon the events taking place there. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if Hercules, or any of our future lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

We either hold the vast majority our financial assets in our name and custody them at a third-party financial institution, or we have transferred them out of SVB. Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements;
•
Potential or actual breach of financial covenants in our credit agreements or credit arrangements; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

We are no longer an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we were subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the year ended December 31, 2022, our stock price has ranged from $8.00 to $54.80. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad (such as the ongoing conflict between Ukraine and Russia, including the sanctions imposed by the United States, the EU and others on Russia and other related parties);
•
market conditions in the pharmaceutical and biotechnology sectors; and
•
general economic, industry and market conditions.

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to inflation, rising interest rates, and the ongoing COVID-19 pandemic, may significantly reduce the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings ay be promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2022, we had U.S. federal and state net operating loss, or NOL, carryforwards of $248.4 million and $235.5 million, respectively and federal and state research and development tax credit carryforwards of $8.9 million and $1.2 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2033, respectively. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50 percentage points by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced such ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. No ownership change occurred in 2022. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We lease office space where our corporate headquarters are located, which consists of 6,647 square feet located at 601 Gateway Boulevard, South San Francisco, California. We believe our current office space is sufficient to meet our office needs until the expiration of the lease in July 2027.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to such time, there was no public market for our common stock.

Stockholders

As of March 6, 2023, there were 5 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in Part 1, Item 1A “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

EFX has been evaluated in four randomized, double-blind, placebo-controlled clinical trials, for which results have been reported. In these clinical trials, a total of 244 adult patients with either NASH (N=161) or T2D (N=83) were treated with EFX and evaluated for up to 24 weeks. We recently reported Week 24 results of the Phase 2b HARMONY study in patients with pre-cirrhotic NASH (F2-F3) fibrosis. Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of NASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg achieved NASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and NASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with an additional significant reduction in body weight observed for the 50mg dose group. Across EFX groups, the most frequent adverse events were mild gastrointestinal events. We believe these results favorably differentiate EFX within the NASH landscape.

EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: a long-term follow-up period for the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis), for which we recently reported results after 24 weeks of treatment, and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. We expect to report the results of Cohort D in the second quarter of 2023 and the results of the SYMMETRY study in the fourth quarter of 2023.

Results from the 16-week Phase 2a BALANCED study, which included an expansion cohort of patients who had cirrhosis due to NASH known as Cohort C, as well as the recent results from the 24-week HARMONY study, support our confidence that we will observe statistically significant histological improvements in the SYMMETRY main study evaluating EFX for the treatment of patients with NASH due to cirrhosis. For example, in Cohort C we observed either a one-stage improvement in fibrosis without worsening of NASH or NASH resolution without worsening of fibrosis in 58 percent of EFX-treated patients, compared with 0% for the placebo group, after only 16 weeks of treatment. Response rates for non-invasive markers of fibrosis in Cohort C, which were comparable to the results observed for the BALANCED and HARMONY studies in patients with pre-cirrhotic NASH, are consistent with these initial histology results.

The FDA has respectively granted Fast Track designation and Breakthrough Therapy Designation, and the EMA has granted PRIME, designation for EFX for the treatment of NASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy Designation is meant to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of MA applications.

As demonstrated across four separate clinical trials in patients with NASH and/or T2D for which results have been reported, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their T2D.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. On March 10, 2023, out of an abundance of caution and to ensure uninterrupted business operations in the face of potential financial sector instability, we drew an incremental $15.0 million from the Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $112.0 million and $100.8 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $422.3 million.

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

As of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $351.4 million, which we believe will be sufficient to fund our current operating plan into 2025.

Impact of the COVID-19 Pandemic

As of March 2023, the ongoing COVID-19 pandemic continues to evolve. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We have been carefully monitoring the COVID-19 pandemic and its potential impact on our business and have taken precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the years ended December 31, 2022 and 2021 were not significantly impacted by COVID-19. In addition, our ongoing Phase 2b HARMONY trial, for which we reported topline results in September 2022, and our ongoing SYMMETRY trial have not been materially impacted by the COVID-19 pandemic.

Our manufacturing efforts to date have progressed without any adverse impact from COVID-19. Specifically, commercial-scale manufacture of GMP drug substance, or API, and drug product for our Phase 2b HARMONY and SYMMETRY studies was completed during 2020 and 2021. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 and completed during the first quarter of 2022. Scale-up of manufacturing of a new drug product formulation and delivery device for self-administration by patients in Phase 3 clinical trials was completed in the first quarter of 2022 and manufacture of GMP drug product commenced in the second quarter of 2022. Sufficient drug product/device has been released to support initiation of Phase 3 clinical trials.

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

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards of $248.4 million and $235.5 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $246.0 million, which may be carried forward indefinitely. As of December 31, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $8.8 million and $1.2 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2037 and 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

Year Ended
December 31,
2022	2021	$ Change	% Change
(in thousands, except percentages)
Operating expenses:
Research and development	$85,284	$81,759	$3,525	4%
General and administrative	29,872	19,127	10,745	56%
Total operating expenses	115,156	100,886	14,270	14%
Loss from operations	(115,156)	(100,886)	(14,270)	14%
Interest expense	(739)	—	(739)	—	-
Other income, net	3,862	109	3,753	3,443%
Net loss	$(112,033)	$(100,777)	$(11,256)	11%

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$66,407	$72,336	$(5,929)	(8)%
Personnel and other R&D related expenses	18,877	9,423	9,454	100%
Total research and development expenses	$85,284	$81,759	$3,525	4%

Research and development expenses were $85.3 million and $81.8 million for the years ended December 31, 2022 and 2021, respectively, an increase of $3.5 million. Direct costs for our EFX program decreased $5.9 million, attributed primarily to a $11.1 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials offset by a $16.6 million decrease in third-party contract manufacturing expenses for EFX and a $0.4 million decrease in other research and development costs. Personnel and other research and development related expenses increased $9.5 million, due to a $5.0 million increase in stock-based compensation and a $4.4 million increase in other R&D, wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $29.9 million and $19.1 million for the years ended December 31, 2022 and 2021, respectively, an increase of $10.7 million which was due primarily to a $8.1 million increase in stock-based compensation and a $2.6 increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense the year ended December 31, 2022 is comprised primarily of $0.7 million of interest expense related to the Hercules term loan.

Other income

Other income for the year ended December 31, 2022 is comprised primarily of $3.9 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.1 million for the year ended December 31, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Liquidity and capital resources

From our inception through December 31, 2022, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through December 31, 2022, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules on March 10, 2023. From our inception through December 31, 2022, these and other funding sources have provided gross proceeds totaling $677.7 million. As of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $351.4 million. We have invested our cash resources primarily in liquid money market accounts, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(92,517)	$(79,681)
Net cash (used in) provided by investing activities	(63,825)	42,280
Net cash provided by financing activities	255,632	602
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,290	$(36,799)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2022 was $92.5 million, consisting of a net loss of $112.0 million offset by non-cash charges of $24.0 million, including $23.2 million of stock-based compensation expense, and changes in our operating assets and liabilities of $4.5 million. The changes in operating assets and liabilities was primarily related to $2.1 million decrease in prepaid expenses and other assets and $1.0 million increase in accounts payable, all of which are related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities. These amounts were partially offset by $7.3 million decreases in accrued expenses and other liabilities mostly related to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2022 was $63.8 million consisting of $101.4 million used in the purchase of short term securities partially offset by $37.6 million from the maturities of short-term marketable securities.

Cash provided by investing activities for the year ended December 31, 2021 was $42.3 million consisting of $85.8 million from the maturities of short-term marketable securities partially offset by $43.6 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2022 was $255.6 million, including $216.2 million from follow-on public offering proceeds, net of underwriting discounts, $25.0 million from an equity investment from Pfizer, Inc. through a registered direct common stock offering, $10.0 million from a Term Loan provided by Hercules and $5.3 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

Cash provided by financing activities for the year ended December 31, 2021 was $0.6 million from the exercise of stock options and the issuance of employee stock purchase shares.

Description of Indebtedness

We have outstanding borrowings of $10.0 million under a loan and security agreement with Hercules. On March 10, 2023, we borrowed an additional $15.0 million from Hercules and we may borrow an additional $10.0 million at our sole discretion. Upon the occurrence of certain clinical development milestones, an additional $20.0 million may become available to us. In addition, up to an additional $45.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2024, with the option to extend under certain conditions. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%.

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

Non-cancelable purchase and other arrangements decreased to $8.8 million as of December 31, 2022, compared to $9.3 million as of December 31, 2021. The decrease of $0.5 million was primarily attributable to $0.2 million decrease in the purchase and other obligations to support the growth and expansion of our clinical trials activities and a $0.3 million decrease in operating lease obligations for the office space in South San Francisco, California.

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

Stock-based compensation

We measure all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. We account for forfeitures as they occur. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

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

Stock-based compensation expense was $23.2 million and $10.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had $36.2 million and $5.5 million of unrecognized stock-based compensation costs related to stock options and Restricted Stock Units (RSUs), which we expect to recognize over a weighted-average period of 2.61 years and 3.94 years for stock options and RSUs, respectively.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

Recent accounting pronouncements

See Note 2 to our consolidated financial statements included in Part I, Item 1, “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business. None of these pronouncements had a material impact on our financial position or results of operations.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

•
We evaluated the Company’s overall estimation methodology and assumptions as compared to the evidence obtained.
•
We tested the design of controls over the estimation of CRO and CMO accrued and prepaid expenses.
•
We evaluated publicly available information (such as press releases and investor presentations) and board of directors’ materials regarding the status of research and development activities.
•
We made selections and tested on a sample basis the accrued and prepaid CRO and CMO balances by:
•
Obtaining and reading the related contracts to understand key provisions and agree them to the Company’s analysis.
•
Obtaining and inspecting third-party documents such as service contracts, status reports, and other correspondence received from the vendors related to the services provided and comparing them to the Company’s schedule of estimated expenses incurred to date.
•
Testing the mathematical accuracy of the underlying data used in the estimates of the services provided.
•
Inspecting meeting minutes between the Company’s finance team and clinical and manufacturing operations and corroborating the progress of research and development activities through inquiry with the Company’s clinical operations and manufacturing operations personnel, as well as evaluating third-party vendor information.
•
We examined subsequent invoices received from vendors and cash disbursements made subsequent to the balance sheet date and inquired of clinical and manufacturing operations to corroborate the applicable service period in order to evaluate completeness of the accruals.

/s/ Deloitte & Touche LLP

Morristown, NJ

March 17, 2023

We have served as the Company's auditor since 2018.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$249,773	$150,483
Short-term marketable securities	101,676	37,775
Prepaid expenses and other current assets	3,724	5,324
Total current assets	355,173	193,582
Property and equipment, net	47	90
Right of use asset	1,242	1,459
Other assets, noncurrent	108	417
Total assets	$356,570	$195,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,968	$6,706
Accrued expenses and other current liabilities	11,115	18,422
Total current liabilities	19,083	25,128
Loan payable, noncurrent	9,541	—
Warrant liability	305	—
Operating lease liability, noncurrent	1,079	1,311
Total liabilities	30,008	26,439
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 46,865,206 and 34,900,727 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	5	4
Additional paid-in capital	748,857	479,436
Accumulated other comprehensive income (loss)	37	(27)
Accumulated deficit	(422,337)	(310,304)
Total stockholders’ equity	326,562	169,109
Total liabilities and stockholders’ equity	$356,570	$195,548

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Operating expenses:
Research and development	$85,284	$81,759
General and administrative	29,872	19,127
Total operating expenses	115,156	100,886
Loss from operations	(115,156)	(100,886)
Interest expense	(739)	—
Other income, net	3,862	109
Net loss	(112,033)	(100,777)
Net unrealized gain (loss) on short-term marketable securities	64	(24)
Comprehensive loss	$(111,969)	$(100,801)
Net loss per common share, basic and diluted	$(2.87)	$(2.89)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	38,984,772	34,827,385

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	140,128	—	750	—	—	750
Vesting of restricted stock	—	—	21	—	—	21
Issuance of common stock pursuant to ESPP purchases	18,950	—	373	—	—	373
Stock-based compensation expense	—	—	10,054	—	—	10,054
Net unrealized loss on short-term marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(100,777)	(100,777)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	559,145	—	5,238	—	—	5,238
Issuance of common stock pursuant to ESPP purchases	33,928	—	280	—	—	280
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Issuance of common stock upon closing of follow-on public offering, net of issuance costs and underwriting fees of $13,800	8,846,154	1	215,786	—	—	215,787
Stock-based compensation expense	—	—	23,243	—	—	23,243
Net unrealized gain on short-term marketable securities	—	—	—	64	—	64
Net loss	—	—	—	—	(112,033)	(112,033)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,033)	$(100,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	23,243	10,054
Depreciation	43	41
Non-cash lease expense	217	203
Net amortization of premiums and discounts on short-term investments	(12)	1,066
Amortization of debt issuance costs and discount	204	—
Fair value change in warrant liability	264	—
Unrealized foreign exchange gain and loss	16	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,112	(2,101)
Accounts payable	968	3,273
Accrued expenses and other current liabilities	(7,333)	8,737
Operating lease liability	(206)	(182)
Net cash used in operating activities	(92,517)	(79,681)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(101,446)	(43,561)
Proceeds from maturities of short-term marketable securities	37,621	85,841
Net cash (used in) provided by investing activities	(63,825)	42,280
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	5,016	750
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	280	373
Proceeds from the issuance of common stock pursuant to private offering	25,000	—
Proceeds from the issuance of common stock in a follow-on public offering, net of underwriting costs	216,200	—
Proceeds from loan payable	10,000	—
Payment of loan payable issuance costs	(395)	—
Payment of follow-on public offering issuance costs	(126)	—
Payment of private equity offering costs	(212)	—
Payment of deferred offering costs	(131)	(521)
Net cash provided by financing activities	255,632	602
Net increase (decrease) in cash, cash equivalents and restricted cash	99,290	(36,799)
Cash, cash equivalents and restricted cash at the beginning of the period	150,591	187,390
Cash, cash equivalents and restricted cash at the end of the period	$249,881	$150,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$441	$—

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$64	$(24)
Deferred offering costs reclassified to additional paid-in equity	$150	$—
Equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$278	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$7	$—

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

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company after elimination of all intercompany accounts and transactions. All adjustments necessary for the fair presentation of the Company’s consolidated financial statements for the periods presented have been reflected.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and with proceeds from its initial public offering (“IPO”) in June 2019, a follow-on public offering of its common stock in July 2020 and most recently through a term loan and a registered direct offering in June 2022 and a follow-on public offering in September 2022. The Company has incurred recurring losses since its inception, including net losses of $112,033 and $100,777 for the years ended December 31, 2022 and 2021, respectively. In addition, as of December 31, 2022, the Company had an accumulated deficit of $422,337. The Company expects to continue to generate operating losses for the foreseeable future. As of March 17, 2023, the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $351,449 as of December 31, 2022, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of research and development expenses, stock-based compensation expense, warrant liabilities and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts.

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2022 and 2021.

Restricted cash

As of December 31, 2022 and 2021, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the consolidated balance sheets (see Note 12).

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. The Company regularly maintains deposits in accredited financial institutions in excess of federally insured limits. The Company invests its excess cash primarily in money market funds, U.S. treasury notes, and high quality, marketable debt instruments of corporations in accordance with the Company’s investment policy. The Company’s investment policy defines allowable investments and establishes guidelines relating to credit quality, diversification, and maturities of its investments to preserve principal and maintain liquidity. The Company has not experienced any losses related to its cash equivalents and marketable securities and management believes the Company is not exposed to significant risks of losses.

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. As of March 17, 2023, the Company has approximately €12,000 on deposit with SVB, which it expects to transfer to another financial institution in the near term. The Company does not currently have any other significant relationships with SVB.

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

Stock-based compensation

The Company makes stock-based awards from its stock compensation plans (see Note 7). The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company accounts for forfeitures as they occur. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

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

Loan Payable

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Loan Payable represents the Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. Loan issuance costs have been recorded as a debt discount in the consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Loan Agreement using the effective interest rate method. The Company considered whether there were any embedded features in the Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which introduced a new methodology for accounting for credit losses on financial instruments, including available-for-sale debt securities. The Company adopted ASU 2016-03 as of January 1, 2021. For available-for-sale debt securities with unrealized losses, those losses are recognized as allowances rather than reductions in the amortized cost of the underlying security. The adoption of ASU 2016-03 did not have a material impact on the Company's consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. The Company adopted ASU 2020-06 on January 1, 2022, on a modified retrospective basis. The adoption of ASU 2020-06 did not have a material impact on the Company's consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$137,286	$137,286	$—	$—
U.S. Treasury securities	58,721	58,721	—	—
Corporate debt securities	5,476	—	5,476	—
U.S. Government agency securities	62,955	—	62,955	—
Commercial paper	27,738	—	27,738	—
Total assets	$292,176	$196,007	$96,169	$—

Warrant liabilities	$305	$—	$—	$305
Total liabilities	$305	$—	$—	$305

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Money market funds	$116,261	$116,261	$—	$—
Corporate debt securities	37,775	—	37,775	—
	$154,036	$116,261	$37,775	$—

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

As of December 31, 2022, the Company also held $41,834 in interest-bearing, overnight sweep accounts. This amount approximates its fair value due to the short-term nature of the accounts. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the years ended December 31, 2022 and 2021, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of December 31, 2022, the carrying value of the Loan Payable, approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short-term marketable securities

The following is a summary of short-term marketable securities as of December 31, 2022 and 2021:

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$137,286	$—	$—	$—	$137,286
U.S. Treasury securities	58,698	23	—	—	58,721
Corporate debt securities	5,478	—	(2)	—	5,476
U.S. Government agency securities	62,939	15	—	—	62,954
Commercial paper	27,739	—	—	—	27,739
	$292,140	$38	$(2)	$—	$292,176

Cash equivalents					$190,500
Short-term marketable securities					101,676
					$292,176

	December 31, 2021
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$116,261	$—	$—	$—	$116,261
Corporate debt securities	37,802	—	(27)	—	37,775
	$154,063	$—	$(27)	$—	$154,036

Cash equivalents					$116,261
Short-term marketable securities					37,775
					$154,036

As of December 31, 2022 and 2021, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Accrued external research and development expenses	$9,789	$17,539
Accrued employee compensation and benefits	804	554
Accrued legal and professional fees	197	124
Short-term lease liability and other	325	205
	$11,115	$18,422

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for an aggregate principal amount of $100,000 (“Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed on March 10, 2023 and an additional $10,000 is available to the Company at its sole discretion. An additional $20,000

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

will become available to the Company upon the achievement of certain clinical and financial milestones. An additional $45,000 may become available to the Company at Hercules' sole discretion.

The Term Loan will mature on January 1, 2027 (the “Maturity Date”). The Term Loan bears interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65% (the “Interest Rate”). The Company may make payments of interest only through July 1, 2024, which may be extended to July 1, 2025 upon the achievement of certain milestones (the “interest-only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

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

Upon closing, the Company issued warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share ("common stock"). The number of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants.

The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2022.

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

Upon closing, the Company issued to Hercules warrants to purchase 36,718 shares of Company’s common stock and recognized the initial warrants at their relative fair value of $227 in shareholders equity. In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value of $41 as warrant liabilities given the variable settlement amount of the warrant shares. The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement. The total fair value of $268 associated with these equity and liability classified warrants, is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable. The Company reassesses the fair value of the warrant liability at the end of each prospective reporting period. The warrant liabilities were valued at $305 as of December 31, 2022. The change in fair value of the warrant liability of $264 from June 15, 2022 to December 31, 2022 arising from remeasurement was recorded in the statements of operations.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Future principal debt payments on the currently outstanding loan payable as of December 31, 2022 are as follows (in thousands):

2022	$—
2023	—
2024	1,710
2025	3,725
2026	4,169
2027	396
Total principal outstanding	10,000
End of term charge	1,170
Total principal outstanding and end of term charge	11,170
Unamortized discount and issuance costs	(1,629)
Loan Payable - noncurrent	$9,541

The Company estimated the fair value of the warrant liability as of December 31, 2022 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

As of December 31, 2022
Expected term (in years)	6.50
Expected volatility	77.29%
Risk-free interest rate	4.18%
Expected dividend yield	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of December 31, 2022 and 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2022, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market, or ATM, facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Company reserved 5,000,000 shares of common stock related to the ATM offering. During the year ended December 31, 2022, the Company did not make any sales under the ATM facility.

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

As of December 31, 2022 and 2021, there were 46,865,206 and 34,900,727 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31, 2022	December 31, 2021
Options outstanding under the 2018 Stock Option and Grant Plan	1,633,173	2,011,891
Options outstanding under the 2019 Stock Option and Incentive Plan	4,146,831	3,209,203
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	129,131	—
Warrants to purchase common stock associated with Loan Agreement	36,718	—
Options available for future grant	2,038,142	1,889,299
Warrants available for future grant	146,880	—
Common stock available for ATM program	5,000,000	5,000,000
2019 Employee Stock Purchase Plan	1,187,508	872,429
	14,318,383	12,982,822

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2022.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021
Expected term (in years)	5.30	5.77
Expected volatility	74.59%	72.17%
Weighted average risk-free interest rate	2.71%	1.19%
Expected dividend yield	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2021	5,221,094	$15.49	8.20	36,168
Options granted	1,355,673	$28.76
Options exercised	(559,145)	$9.37
Options cancelled	(237,618)	$23.09
Balance outstanding, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Vested and expected to vest, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Exercisable, December 31, 2022	3,670,458	$14.37	7.19	$148,416

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2022 and 2021 was $28.76 and $13.98, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the year ended December 31, 2022, the Company recognized $10,487 of related stock compensation expense, based upon management's estimates of the probabilities of the milestones being achieved and the fully vesting of the performance awards.

Restricted Stock Units

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The 2019 Plan allows for the grants of Restricted Stock Units (RSUs). Generally, the RSUs are subject to a four-year vesting period of which the Company has designated to vest on a quarterly basis over the remaining vesting term. In December 2022, the Company granted 129,131 RSUs to executive management with a total grant date fair value of $5,546. As of December 31, 2022, these awards are not yet vested.

The following table summarizes the Company’s RSUs activity since December 31, 2021:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2021	—	$—	—	—
Granted	129,131	$42.95
Vested	—	$—
Cancelled or forfeited	—	$—
Balance outstanding, December 31, 2022	129,131	$42.95	2.07	$7,076

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Classified within research and development expense	$8,096	$3,054
Classified within general and administrative expense	15,147	7,000
Total stock-based compensation expense	$23,243	$10,054

As of December 31, 2022, total unrecognized compensation cost related to unvested stock options and RSUs was $36,164 and 5,461, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.61 years and 3.94 years respectively.

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

During the years ended December 31, 2022 and 2021, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2022	2021
Current income tax provision:
Federal	$—	$—
State	—	—
Total current income tax provision	—	—
Deferred income tax benefit:
Federal	27,269	23,352
State	14,568	7,274
Total deferred income tax benefit	41,837	30,626
Change in deferred tax asset valuation allowance	(41,837)	(30,626)
Total provision for income taxes	$—	$—

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.0%	21.0%
State income taxes, net of federal benefit	13.0	7.2
Research and development tax credits	2.4	2.0
Other permanent differences	0.8	(0.1)
Change in deferred tax asset valuation allowance	(37.2)	(30.1)
Effect of Section 382 limitation	-	-
Effective income tax rate	-%	-%

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$68,450	$56,128
Research and development tax credit carry forwards	7,704	4,522
License fees	3,355	3,523
Stock based compensation	8,974	3,716
Capitalized research and experimentation costs	20,803	—
Accruals, reserves and other	191	151
	109,477	68,040
Valuation allowance	(108,690)	(66,853)
Net deferred tax assets	787	1,187

Deferred tax liabilities:
Prepaid expenses	(787)	(1,187)
Net deferred tax liabilities	(787)	(1,187)

As of December 31, 2022, the Company had U.S. federal and state net operating loss carryforwards of $248,406 and $235,472, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $245,963, which may be carried forward indefinitely. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $8,827 and $1,249, respectively, which may be available to offset future tax liabilities and begin to expire in 2033. During the year ended December 31, 2022, gross deferred tax assets, before valuation allowance, increased by $41,837, due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three‑year period. The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2022, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018 and July 8, 2020. As a result of the ownership changes, approximately $2,118 and $3,632 of the NOLs will expire unutilized for federal and state purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Code Section 382 ownership change as a result of future changes in its stock ownership.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The Company’s research and development credits are subject to Code Section 383 and are limited due to the ownership changes that the Company has experienced. As of December 31, 2022, the Company has derecognized approximately $87 and $43 of gross federal and state research and development credits, respectively. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period. In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022 and 2021 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	2022	2021
Valuation allowance as of January 1,	$(66,853)	$(36,227)
Increases recorded to income tax provision	—	—
Decreases recorded as a benefit to income tax provision	(41,837)	(30,626)
Valuation allowance as of December 31,	$(108,690)	$(66,853)

As of December 31, 2022, the Company had gross unrecognized tax benefits of $2,110, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2022, the Company will file income tax returns in the U.S., California, Connecticut, Florida, Illinois, Massachusetts, Maryland, New York, New Jersey, North Carolina, Pennsylvania and Virginia, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2018 to the present.

A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2022 and 2021 is as follows

Balance at December 31, 2020	$644
Increases related to prior year tax positions	66
Increases related to current year tax positions	603
Balance at December 31, 2021	1,313
Increases related to prior year tax positions	51
Increases related to current year tax positions	746
Balance at December 31, 2022	$2,110

On March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income taxes for the year ended December 31, 2022.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On June 29, 2020, California Governor signed Assembly Bill 85 (“A.B. 85”), which now becomes California law. A.B. 85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5,000 of tax per year. Generally, A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021, and 2022 for taxpayers with taxable income of $1,000 or more.” On February 9, 2022, the California Governor signed into law CA SB 113 which shortens the previously enacted suspension on the use of NOLs and R&D credits. Accordingly, SB 113 restored NOL utilization and removes the R&D credit limitation for 2022, and as such no impact to the Company for the period ended December 31, 2022.

The Tax Cuts and Jobs Act (“TCJA”) included a change in the treatment of research and development expenditures for tax purposes under Section 174. Effective for tax years beginning after December 31, 2021, specified R&D expenditures must undergo a 5-year amortization period for domestic spend and a 15-year amortization period for foreign spend, beginning with the midpoint of the taxable year in which such expenditures are paid or incurred. Prior to the effective date (2021 tax year and prior), taxpayers were able to immediately expense R&D costs under Section 174(a) or had the option to capitalize and amortize R&D expenditures over a 5-year recovery period under Section 174(b). Accordingly, the Company is estimating 2022 capitalization of U.S R&D expenditures net of 2022 amortization of approximately $57,658 (an addback to estimated 2022 US taxable income). Additionally, the requirement to capitalize and amortize foreign R&D expenses over 15 years resulted in 2022 capitalization of R&D expenditures (net of amortization) of $14,728.

On August 16, 2022, the IRA was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company’s consolidated financial statements.

All tax returns will remain open for examination by the federal and state taxing authorities for three and four years, respectively, from the date of utilization of any net operating loss carryforwards or research and development credits.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$112,033	$100,777
Denominator:
Weighted average common shares outstanding, basic and diluted	38,984,772	34,827,385
Net loss per share, basic and diluted	$2.87	$2.89

The Company excluded nil shares and 8,127 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the years ended December 31, 2022 and 2021, respectively, because those shares had not vested.

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

	Year Ended December 31,
	2022	2021
Options to purchase common stock	5,780,004	5,221,094
Unvested restricted stock units	129,131	—
Warrants to purchase common stock	36,718	—
Warrants available for future grant	146,880	—
	6,092,733	5,221,094

12. Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and subsequently spread to other countries, including Europe and the United States, and was declared a pandemic by the World Health Organization. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve and countries including the United States, Europe and Asia continue to respond by implementing restrictions such as travel restrictions, social distancing requirements, stay-at-home orders and delayed commencement of non-COVID-19-related clinical trials. The Company’s financial results for the years ended December 31, 2022 and 2021 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on its financial condition, operations, and business plans for 2022, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of December 31, 2022, maturities of the Company’s operating lease liability was as follows:

2023	321
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,552
Less imputed interest	(242)
Present value of operating lease liabilities	$1,310

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2022, the total lease liability was $1,310, of which $1,079 was noncurrent and $231 was short-term and classified within “Accrued expenses and other current liabilities” on the consolidated balance sheet.

For the years ended December 31, 2022 and 2021, the components of operating lease cost were as follows:

		Year Ended December 31,
		2022	2021
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$324	$324
Short-term lease cost	General and administrative expense	58	—
Variable operating lease cost	General and administrative expense	58	17
Total operating lease cost		$440	$341

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$312	$303
Weighted average remaining lease term		4.6	5.6
Weighted average discount rate		7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2022, the Company had non-cancelable purchase and other commitments under these agreements totaling $7,239.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

13. Subsequent event

The Company evaluated subsequent events through March 17, 2023, the date on which these consolidated financial statements were issued. On Friday, March 10, 2023, the Company drew an incremental $15,000 from its term loan facility with Hercules to ensure no interruption to near-term business operations in the face of potential volatility in the financial sector. In connection with the draw of additional funds, the Company’s existing warrants to purchase shares of common stock held by Hercules became exercisable for 45,898 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of December 31, 2022 on Form 10-K. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

•
Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•
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

Under the supervision and with the participation of management and our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on the results of our evaluation under that framework, we concluded that our internal control over financial reporting was effective as of December 31, 2022.

As a smaller reporting company, our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information.

On Friday, March 10, 2023, the Company drew an incremental $15.0 million from its loan facility with Hercules Capital (“Hercules”). In connection with the draw of additional funds, the Company’s existing warrants to purchase shares of common stock held by Hercules became exercisable for 45,898 shares of common stock.

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

4.2*	Description of Securities

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

10.5#	2019 Senior Executive Cash Bonus Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

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

Exclusive License Agreement, by and between the Registrant and Amgen Inc., dated June 7, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.10#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.10 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on February 25, 2022).

Exhibit
Number	Exhibit Description
10.11

Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

10.12**

Loan and Security Agreement dated as of June 15, 2022 by and between the Registrant and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38944 filed on August 5, 2022).

10.13

Warrant, dated June 15, 2022 by and between the Registrant and Hercules Private Global Venture Growth Fund I L.P. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38944 filed on August 5, 2022).

10.14

Warrant, dated June 15, 2022 by and between the Registrant and Hercules Capital, Inc. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38944 filed on August 5, 2022).

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K (File No. 001-38944) filed on February 25, 2022)

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

AKERO THERAPEUTICS, INC.

Date: March 17, 2023	By:	/s/ ANDREW CHENG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2023
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	March 17, 2023
William White

/s/ JUDY CHOU	Director	March 17, 2023
Judy Chou, Ph.D.

/s/ SETH L. HARRISON	Director	March 17, 2023
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	March 17, 2023
Jane P. Henderson

/s/ TOM HEYMAN	Director	March 17, 2023
Tom Heyman

/s/ MARK IWICKI	Director	March 17, 2023
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	March 17, 2023
Graham Walmsley, M.D., Ph.D

/s/YUAN XU	Director	March 17, 2023
Yuan Xu, Ph.D