Form 10-Q
period 2023-03-31
Akero Therapeutics, Inc.
filed 2023-05-15
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023, the registrant had 50,086,978 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with nonalcoholic steatohepatitis (“NASH”), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises, such as the coronavirus disease (“COVID-19”) pandemic.

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
•
our ability to successfully conduct and complete enrollment in our first two parallel, randomized, placebo-controlled clinical trials of our SYNCHRONY Phase 3 program for patients, including our SYNCHRONY Histology and Real-World programs, subject to ongoing confirmation and feedback from FDA;
•
our ability to successfully conduct and complete our ongoing Phase 2b clinical trial of EFX in patients with NASH who have F2 or F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines given the impacts of the COVID-19 pandemic;
•
our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in patients with NASH who have cirrhosis (F4 fibrosis, compensated), known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines given the impacts of the COVID-19 pandemic;
•
the timing and outcome of any meetings with regulatory authorities;
•
our ability to meet the requirements of regulatory authorities to initiate and complete the SYNCHRONY Phase 3 studies of EFX in a timely manner;
•
our ability to successfully conduct the ongoing expansion cohort of the SYMMETRY study, known as Cohort D, which is evaluating EFX in patients who have both Type 2 Diabetes ("T2D") and NASH, and are being treated with GLP-1 therapeutics to manage their T2D;
•
the potential for another pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$257,884	$249,773
Short-term marketable securities	85,338	101,676
Prepaid expenses and other current assets	4,267	3,724
Total current assets	347,489	355,173
Property and equipment, net	36	47
Right of use asset	1,185	1,242
Other assets, noncurrent	108	108
Total assets	$348,818	$356,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,080	$7,968
Accrued expenses and other current liabilities	9,598	11,115
Total current liabilities	16,678	19,083
Loan payable, noncurrent	24,616	9,541
Warrant liability	162	305
Operating lease liability, noncurrent	1,017	1,079
Total liabilities	42,473	30,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 46,979,056 and 46,865,206 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	5	5
Additional paid-in capital	754,487	748,857
Accumulated other comprehensive income	21	37
Accumulated deficit	(448,168)	(422,337)
Total stockholders’ equity	306,345	326,562
Total liabilities and stockholders’ equity	$348,818	$356,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$21,787	$20,514
General and administrative	6,966	5,537
Total operating expenses	28,753	26,051
Loss from operations	(28,753)	(26,051)
Interest expense	(457)	—
Other income, net	3,379	22
Net loss	(25,831)	(26,029)
Net unrealized loss on short-term marketable securities	(16)	(3)
Comprehensive loss	$(25,847)	$(26,032)
Net loss per common share, basic and diluted	$(0.55)	$(0.74)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	46,944,059	35,005,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for Vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on short-term marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345

Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on short-term marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,831)	$(26,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,844	3,311
Depreciation	11	11
Non-cash lease expense	57	53
Net amortization of premiums and discounts on short-term investments	(1,268)	135
Amortization of debt issuance costs and discount	100	—
Fair value change in warrant liability	187	—
Write-off of deferred offering costs	337	—
Unrealized foreign exchange gain and loss	(25)	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(505)	2,730
Accounts payable	(631)	(2,247)
Accrued expenses and other current liabilities	(1,872)	(782)
Operating lease liability	(36)	(49)
Net cash used in operating activities	(24,632)	(22,876)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term marketable securities	(24,910)	—
Proceeds from maturities of short-term marketable securities	42,500	22,750
Net cash provided by investing activities	17,590	22,750
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	456	147
Proceeds from loan payable	15,000	—
Payment of loan payable issuance costs	(25)	—
Payment of follow-on public offering issuance costs	(278)	—
Payment of deferred offering costs	—	(15)
Net cash provided by financing activities	15,153	132
Net increase in cash, cash equivalents and restricted cash	8,111	6
Cash, cash equivalents and restricted cash at the beginning of the period	249,881	150,591
Cash, cash equivalents and restricted cash at the end of the period	$257,992	$150,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$279	$—

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable loss on short-term marketable securities	$(16)	$(3)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$330	$—
Deferred offering costs included in accounts payable and accrued expenses and other current liabilities	$189	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis ("NASH") a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease ("NAFLD") characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin ("EFX") an analog of fibroblast growth factor 21 ("FGF21") which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. The Company recently reported Week 24 results from the HARMONY study, which showed statistically significant response rates for both the 50mg and 28mg dose groups on both fibrosis regression and NASH resolution among patients with biopsy-confirmed NASH. Based on these data and data from the BALANCED study, the Company believes EFX has the potential, if approved, to be a best-in-class medicine for treating NASH. In March of 2023, following an End-of-Phase 2 meeting with FDA, the Company announced plans for a multi-trial Phase 3 program named SYNCHRONY, the first trial of which is expected to initiate in the second half of 2023.

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

Since its inception, the Company has funded its operations primarily with proceeds from sales of redeemable convertible preferred stock and with proceeds from its initial public offering (“IPO”) in June 2019, a follow-on public offering of its common stock in July 2020 and most recently through a term loan in June 2022, a registered direct offering in June 2022 and a follow-on public offering in September 2022. The Company has incurred recurring losses since its inception, including net losses of $25,831 and $26,029 for the three months ended March 31, 2023 and 2022,

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

respectively, and net losses of $112,033 and $100,777 for the years ended December 31, 2022 and 2021, respectively. In addition, as of March 31, 2023, the Company had an accumulated deficit of $448,168. The Company expects to continue to generate operating losses for the foreseeable future. As of May 15, 2023, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $343,222 as of March 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2023 and the condensed consolidated statements of cash flows for the three months ended March 31, 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Short-term marketable securities

The Company invests in short-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term marketable securities as available-for-sale securities and reports them at fair value in short-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended March 31, 2023 and 2022.

Restricted cash

As of March 31, 2023 and December 31, 2022, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 12).

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2023, all of the Company's cash, cash equivalents and short-term investments were held at three accredited financial institutions.

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank (“SVB”) in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. On March 27, 2023, SVB was acquired by First-Citizen BancShares, Inc ("First-Citizen"). As of March 31, 2023, the Company has approximately €10,463 mainly on deposit with SVB, which it expects to transfer to another financial institution in the near term. The Company does not currently have any other significant relationships with SVB or First-Citizen.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected to not recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, third-party license fees and external costs including fees paid to consultants, contract manufacturing organizations ("CMOs") and clinical research organizations ("CROs") in connection with drug product manufacturing, nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Stock-based compensation

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The Company grants stock-based awards from its stock compensation plans (see Note 7). The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company accounts for forfeitures as they occur. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

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

Loan Payable

Loan Payable represents the Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. Loan issuance costs have been recorded as a debt discount in the condensed consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Loan Agreement using the effective interest rate method. The Company determined that there are not any embedded features in the Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging.

Warrant Liabilities

The Company accounts for warrants anticipated to be issued in the future under the Loan Agreement as liabilities and measures them at fair value using the Black-Scholes valuation model. The warrants are subject to remeasurement at each prospective balance sheet date, with any changes in the fair value recorded in the condensed consolidated statements of operations.

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

Recently adopted accounting pronouncements

As of March 31, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$204,575	$204,575	$—	$—
U.S. Treasury securities	58,826	58,826	—	—
Corporate debt securities	5,493	—	5,493	—
U.S. Government agency securities	15,483	—	15,483	—
Commercial paper	13,973	—	13,973	—
Total assets	$298,350	$263,401	$34,949	$—

Warrant liabilities	$162	$—	$—	$162
Total liabilities	$162	$—	$—	$162

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$137,286	$137,286	$—	$—
U.S. Treasury securities	58,721	58,721	—	—
Corporate debt securities	5,476	—	5,476	—
U.S. Government agency securities	62,955	—	62,955	—
Commercial paper	27,738	—	27,738	—
Total assets	$292,176	$196,007	$96,169	$—

Warrant liabilities	$305	$—	$—	$305
Total liabilities	$305	$—	$—	$305

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

As of March 31, 2023, the Company held $33,281 in an interest-bearing, sweep account, which approximates its fair value due to the short-term nature of the account. The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31, 2023 and the twelve months ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of March 31, 2023, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short-term marketable securities

The following is a summary of short-term marketable securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$204,575	$—	$—	$—	$204,575
U.S. Treasury securities	58,810	16	—	—	58,826
Corporate debt securities	5,495	—	(2)	—	5,493
U.S. Government agency securities	15,479	4	—	—	15,483
Commercial paper	13,970	3	—	—	13,973
	$298,329	$23	$(2)	$—	$298,350

Cash equivalents					$213,012
Short-term marketable securities					85,338
					$298,350

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$137,286	$—	$—	$—	$137,286
U.S. Treasury securities	58,698	23	—	—	58,721
Corporate debt securities	5,478	—	(2)	—	5,476
U.S. Government agency securities	62,939	15	—	—	62,954
Commercial paper	27,739	—	—	—	27,739
	$292,140	$38	$(2)	$—	$292,176

Cash equivalents					$190,500
Short-term marketable securities					101,676
					$292,176

As of March 31, 2023 and December 31, 2022, all of the Company’s short-term marketable securities had contractual maturities of less than one year.

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued external research and development expenses	$7,091	$9,789
Accrued employee compensation and benefits	1,741	804
Accrued legal and professional fees	356	197
Short-term lease liability and other	410	325
	$9,598	$11,115

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

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed on March 10, 2023 and an additional $10,000 is available to the Company at its sole discretion. An additional $20,000 will become available to the Company upon the achievement of certain clinical and financial milestones. An additional $45,000 may become available to the Company at Hercules' sole discretion.

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

The Company was in compliance with all covenants of the Loan Agreement as of March 31, 2023.

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

Upon closing, the Company issued to Hercules warrants to purchase 36,718 shares of Company’s common stock and recognized the initial warrants at their relative fair value of $227 in shareholders equity. In accordance with ASC 815-40, the additional remaining warrants to purchase shares of the Company’s common stock at the closing of the Loan Agreement were recognized at their fair value of $41 as warrant liabilities given the variable settlement amount of the warrant shares. The additional remaining warrants under the Loan Agreement are considered an outstanding instrument at close of the Loan Agreement. The total fair value of $268 associated with these equity and liability classified warrants, is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable. The Company reassesses the fair value of the warrant liability at the end of each reporting period.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On March 10, 2023, the Company borrowed an additional $15,000 and issued warrants to Hercules to purchase an additional 9,180 shares of Company's common stock. The fair value associated with these additional warrants of $330 were reclassified from warrant liability to additional paid in capital.

The warrant liabilities were valued at $162 as of March 31, 2023.

Future principal debt payments on the currently outstanding loan payable as of March 31, 2023 are as follows (in thousands):

2023 (remaining period)	$—
2024	4,250
2025	9,295
2026	10,455
2027	1,000
Total principal outstanding	25,000
End of term charge	1,462
Total principal outstanding and end of term charge	26,462
Unamortized discount and issuance costs	(1,846)
Loan Payable - noncurrent	$24,616

The Company estimated the fair value of the warrant liability as of March 31, 2023 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

As of March 31, 2023
Expected term (in years)	6.2
Expected volatility	78.55%
Risk-free interest rate	3.55%
Expected dividend yield	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of March 31, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2023, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market ("ATM"), facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. In March 2023, the Company terminated the sales agreement with J.P. Morgan Securities LLC and separately entered into a sales agreement with Jeffries LLC (the "sales agreement"). Pursuant to the sales agreement, the Company filed a prospectus supplement on March 17, 2023, under which the Company may offer and sell shares of common stock, having an aggregate value of up to $200,000. During the three months ended March 31, 2023, the Company did not make any sales under the sales agreement.

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

As of March 31, 2023 and December 31, 2022, there were 46,979,056 and 46,865,206 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2023	December 31, 2022
Options outstanding under the 2018 Stock Option and Grant Plan	1,546,966	1,633,173
Options outstanding under the 2019 Stock Option and Incentive Plan	4,380,514	4,146,831
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	151,427	129,131
Warrants to purchase common stock associated with Loan Agreement	45,898	36,718
Options available for future grant	3,629,128	2,038,142
Warrants available for future grant	137,700	146,880
Common stock available for ATM program	5,714,286	5,000,000
2019 Employee Stock Purchase Plan	1,598,311	1,187,508
	17,204,230	14,318,383

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2023.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Warrants Associated with Loan Agreement

In connection with the entry into the Loan Agreement, the Company issued to Hercules warrants to purchase shares of the Company’s common stock. The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants. Upon execution of the Loan Agreement on June 15, 2022, the Company issued 36,718 warrants to purchase shares of the Company’s common stock and recorded the initial warrants at their relative fair value in shareholder's equity. In March 2023, the Company issued an additional 9,180 warrants to purchase shares of the Company’s common stock to Hercules in connection with the borrowing on March 10, 2023.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,396,029 shares on January 1, 2022 and by 1,874,608 shares on January 1, 2023.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 349,007 shares on January 1, 2022 and by 410,803 shares on January 1, 2023.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2023	2022
Expected term (in years)	6.03	5.77
Expected volatility	77.52%	72.69%
Weighted average risk-free interest rate	3.84%	1.42%
Expected dividend yield	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Options granted	253,259	$47.39
Options exercised	(105,783)	$4.31
Options cancelled	—
Balance outstanding, March 31, 2023	5,927,480	$20.36	7.67	$111,242
Vested and expected to vest, March 31, 2023	5,927,480	$20.36	7.67	$111,242
Exercisable, March 31, 2023	3,825,782	$15.28	7.03	$88,190

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2023 and 2022 was $47.39 and $13.62, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which would vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options were to vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the three months ended March 31, 2023, the Company did not have any outstanding performance awards or recognize any performance-based stock compensation expense.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units ("RSUs"). Generally, the RSUs are subject to a four-year vesting period, vesting in in equal quarterly installments over the vesting period. In December 2022, the Company granted 129,131 RSUs to executive management with a total grant date fair value of $5,546. In January 2023, The Company granted 30,363 RSUs to non-executive employees with a total grant date fair value of $1,503.

The following table summarizes the Company’s RSUs activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	129,131	$42.95	2.07	$7,076
Granted	30,363	$49.49
Vested	(8,067)	$42.95
Cancelled or forfeited	—	$—
Balance outstanding, March 31, 2023	151,427	$44.26	1.93	$5,794

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Classified within research and development expense	$1,697	$1,111
Classified within general and administrative expense	3,147	2,200
Total stock-based compensation expense	$4,844	$3,311

As of March 31, 2023, total unrecognized compensation cost related to unvested stock options and RSUs was $40,173 and $6,528, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.60 years and 3.70 years, respectively.

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

During the three months ended March 31, 2023 and 2022, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three months ended March 31, 2023 and 2022, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act, (the “Act”) was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company analyzed the provisions of the Act and determined there was no significant impact to its income tax provision for the three months ended March 31, 2023 and 2022.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On June 29, 2020, California Assembly Bill 85 ("AB85") was signed into law. AB85, which includes several tax measures, provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5,000 of tax per year. Generally, AB85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for taxpayers with taxable income of $1,000 or more. On February 9, 2022, AB85 was reversed for tax year 2022. Since the Company is not expected to generate California source taxable income of more than $1,000 during these periods, no material impact is anticipated at this time.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, there is no assurance that the requirement to amortize will be repealed or otherwise modified. The Company prepared an estimate of federal taxable income as of March 31, 2023, assuming that R&D expenses must be capitalized in accordance with the new requirement.

In general, for taxable years beginning on or after January 1, 2015, California law conforms to the IRC as of January 1, 2015. California has not conformed to the federal changes made to the IRC by the Tax Cuts and Jobs Act (Public Law 115-97, enacted on December 22, 2017). In the context of IRC 174, California allows taxpayers to immediately expense R&D costs or capitalize and amortize R&D expenditures over a 5-year recovery period. Thus, the new requirements to capitalize R&D will have no material impact on the state income tax provision.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(25,831)	$(26,029)
Denominator:
Weighted average common shares outstanding, basic and diluted	46,944,059	35,005,501
Net loss per share, basic and diluted	$(0.55)	$(0.74)

The Company’s potentially dilutive securities, which include stock options, warrants and unvested restricted stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The Company excluded the following potential common shares, presented

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	5,927,480	5,583,458
Unvested restricted stock units	151,427	—
Warrants to purchase common stock	45,898	—
Warrants available for future grant	137,700	—
	6,262,505	5,583,458

12. Commitments and contingencies

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and subsequently spread to other countries, including Europe and the United States, and was declared a pandemic by the World Health Organization. The Company’s financial results for the three months ended March 31, 2023 and 2022 were not significantly impacted by COVID-19, however, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic may have on its financial condition, operations, and business plans for 2023, including the timing and enrollment of patients in its planned clinical trials and other expected milestones of its product candidate.

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

As of March 31, 2023, maturities of the Company’s operating lease liability was as follows:

2023 (remaining)	242
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,473
Less imputed interest	(218)
Present value of operating lease liabilities	$1,255

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of March 31, 2023, the total lease liability was $1,255, of which $1,017 was noncurrent and $238 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three months ended March 31, 2023 and 2022, the components of operating lease cost were as follows:

		Three Months Ended March 31,
		2023	2022
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81
Short-term lease cost	General and administrative expense	53	29
Variable operating lease cost	General and administrative expense	8	12
Total operating lease cost		$142	$122

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$79	$77
Weighted average remaining lease term		4.3	5.3
Weighted average discount rate		7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2023, the Company had non-cancelable purchase and other commitments under these agreements totaling $14,318.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2023.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

13. Subsequent event

The Company evaluated subsequent events through May 15, 2023, the date on which these condensed consolidated financial statements were issued. From April 4 through May 11, 2023, the Company raised $124,212 in net proceeds through the sale of 3,006,052 shares of common stock under its ATM facility at an average price of $42.38 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis ("NASH"), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease ("NAFLD"), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin ("EFX"), is an analog of fibroblast growth factor 21 ("FGF21"), which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and NASH resolution among patients with biopsy-confirmed pre-cirrhotic NASH, as well as consistent results across multiple clinical trials, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH. In March of 2023, following an End-of-Phase 2 meeting with FDA, we announced plans for a multi-trial Phase 3 program named SYNCHRONY, the first trial of which we expect to initiate in the second half of 2023.

EFX has been evaluated in four randomized, double-blind, placebo-controlled clinical trials, for which results have been reported. In these clinical trials, a total of 244 adult patients with either NASH (N=161) or T2D (N=83) were treated with EFX and evaluated for up to 24 weeks. In the third quarter of 2022, we reported Week 24 results of the Phase 2b HARMONY study in patients with pre-cirrhotic NASH (F2-F3) fibrosis. Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of NASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg achieved NASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and NASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with an additional significant reduction in body weight observed for the 50mg dose group. Across EFX groups, the most frequent adverse events were gastrointestinal, and mainly of mild severity. We believe these results favorably differentiate EFX within the NASH landscape.

EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: a long-term follow-up period for the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis), for which results after 24 weeks of treatment were reported in 2022, and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. We expect to report the results of Cohort D in the second quarter of 2023 and the results of the SYMMETRY study in the fourth quarter of 2023.

Results from the 16-week Phase 2a BALANCED study, which included an expansion cohort of patients who had cirrhosis due to NASH known as Cohort C, as well as the recent results from the 24-week HARMONY study, support our confidence that statistically significant histological improvements will be observed in the SYMMETRY main study evaluating EFX for the treatment of patients with NASH due to cirrhosis. For example, in Cohort C we observed either a one-stage improvement in fibrosis without worsening of NASH or NASH resolution without worsening of fibrosis in 58 percent of EFX-treated patients, compared with 0% for the placebo group, after only 16 weeks of treatment. The comparable response rates for non-invasive markers of fibrosis observed following treatment of patients with both pre-cirrhotic NASH (F1-F3) and compensated cirrhosis due to NASH (F4) in the BALANCED and HARMONY studies are consistent with the histology results observed in Cohort C.

The FDA has granted Fast Track designation and Breakthrough Therapy Designation for EFX for the treatment of NASH, while the EMA has granted Priority Medicines ("PRIME") designation. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines for which early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy Designation is designed to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available treatments. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization ("MA") applications.

As demonstrated across four separate clinical trials in patients with NASH and/or T2D for which results have been reported, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of NASH, if approved. NASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for a potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their weight and T2D.

On March 29, 2023, we announced our plans to start a multi-trial Phase 3 program called SYNCHRONY. The planned Phase 3 program consists of three trials, SYNCHRONY Histology, SYNCHRONY Real-World, and SYNCHRONY Outcomes. We expect to initiate the first of these trials, SYNCHRONY Histology, in the second half of 2023. SYNCHRONY Histology will evaluate the efficacy of 28 and 50mg doses of EFX in patients with biopsy confirmed pre-cirrhotic NASH, with fibrosis stage 2 or 3 (F2-F3). The primary endpoint will be ≥ 1-stage fibrosis improvement and resolution of NASH. SYNCHRONY Real-World will assess the safety and tolerability of EFX in patients with non-invasively diagnosed NASH or NAFLD. Key secondary endpoints will include change in biomarkers of fibrosis and other established non-invasive endpoints. The duration of and total number of subjects to be enrolled in the SYNCHRONY Histology and Real-World trials are subject to confirmation with the FDA. Following readout of the Phase 2b SYMMETRY trial during the fourth quarter of 2023, and subsequent interactions with the FDA, we expect to finalize the design of the third Phase 3 clinical trial within the SYNCHRONY program, SYNCHRONY Outcomes. SYNCHRONY Outcomes is planned to evaluate the efficacy and safety of EFX in a compensated cirrhotic population, for which the primary endpoint will be clinical outcomes.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the issuance of convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. On March 10, 2023, we drew an incremental $15.0 million from the Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $25.8 million and $26.0 million for the three months ended March 31, 2023 and 2022, respectively. Our net losses were $112.0 million and $100.8 million for the years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $448.2 million.

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

As of March 31, 2023, we had cash, cash equivalents and short-term marketable securities of $343.2 million. In addition, from April 4, 2023 to May 11, 2023 we raised $124.2 million in net proceeds through our ATM facility. Taken together, we believe this will be sufficient to fund our current operating plan into 2025.

Impact of the COVID-19 Pandemic

As of May 2023, the ongoing COVID-19 pandemic continues to evolve. The effects of restrictions previously implemented by the United States, Europe and Asia led to delays in the commencement of non-COVID-19-related clinical trials. As a result, the COVID-19 pandemic has caused significant disruptions to the U.S., regional and global economies and has contributed to significant volatility and negative pressure in financial markets.

We continue to carefully monitor the COVID-19 pandemic and its potential impact on our business and have taken precautionary steps while maintaining business continuity so that we can continue to progress our programs. Our financial results for the three months period ended March 31, 2023 and 2022 were not significantly impacted by COVID-19. In addition, our ongoing Phase 2b HARMONY trial, for which we reported topline results in September 2022, and our ongoing SYMMETRY trial have not been materially impacted by the COVID-19 pandemic.

Our manufacturing efforts to date have progressed without any adverse impact from COVID-19. Specifically, manufacturing of GMP drug substance ("API") and drug product for our Phase 2b HARMONY and SYMMETRY studies was completed during 2020 and 2021. Manufacture of API for Phase 3 clinical trials was initiated on schedule in May 2021 and completed during the first quarter of 2022. Scale-up of manufacturing of a new drug product formulation and delivery device for self-administration by patients in Phase 3 clinical trials was completed in the first quarter of 2022 and manufacture of GMP drug product commenced in the second quarter of 2022. Sufficient drug product/device has been released to support initiation of Phase 3 clinical trials.

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
•
expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our clinical trials; CMOs that are primarily engaged to provide drug substance and product for our clinical trials, research and development programs; as well as investigative sites and consultants that conduct our clinical trials, nonclinical studies and other scientific development services;
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
•
any setbacks or delays to the initiation or completion of preclinical or non-clinical studies, product development or clinical trials;

•
the cost and timing of manufacturing our product candidates, including on account of any disruption or delays to the supply of our product candidates;
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
•
the availability of drug substance, drug product, and delivery devices utilized in the production of our product candidates;
•
establishing and maintaining agreements with third-party manufacturers for clinical supply for our clinical trials and commercial manufacturing, if our product candidates are approved;
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
•
competition with other products;
•
the impacts of a pandemic, epidemic or outbreak of an infectious disease, including COVID-19, on the supply of our product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and
•
a continued acceptable safety profile of our therapies following any approval.

A change in the outcome of any of these variables with respect to the development of our product candidates could significantly change the costs and timing associated with their development. We may never succeed in obtaining regulatory approval for any of our product candidates.

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

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

Three Months Ended
March 31,
2023	2022	$ Change	% Change
(in thousands, except percentages)
Operating expenses:
Research and development	$21,787	$20,514	$1,273	6%
General and administrative	6,966	5,537	1,429	26%
Total operating expenses	28,753	26,051	2,702	10%
Loss from operations	(28,753)	(26,051)	(2,702)	10%
Interest expense	(457)	—	(457)	—	-
Other income, net	3,379	22	3,357	15,259%
Net loss	$(25,831)	$(26,029)	$198	(1)%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$17,191	$17,494	$(303)	(2)%
Personnel and other R&D related expenses	4,596	3,020	1,576	52%
Total research and development expenses	$21,787	$20,514	$1,273	6%

Research and development expenses were $21.8 million and $20.5 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $1.3 million. Direct costs for our EFX program decreased $0.3 million, attributed primarily to a $0.7 million decrease in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials, offset by a $0.4 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $1.6 million, due to a $1.0 million increase in wage and wage-related expenses resulting from increased staff and a $0.6 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $7.0 million and $5.5 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $1.4 million which was due primarily to a $0.9 million increase in stock-based compensation and a $0.4 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the three months ended March 31, 2023 is comprised primarily of $0.5 million of interest expense related to the Hercules term loan.

Other income, net

Other income, net were $3.4 million and less than $0.1 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $3.4 million which was due primarily to a $3.6 million increase in interest income from our cash, cash equivalents and short-term marketable securities, offset by $0.2 million increase in other expense primary from the change in the fair value of the warrant liability.

Liquidity and capital resources

From our inception through March 31, 2023, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through December 31, 2022, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules on March 10, 2023. From our inception through March 31, 2023, these and other funding sources have provided gross proceeds totaling $692.7 million. As of March 31, 2023, we had cash, cash equivalents and short-term marketable securities of $343.2 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(24,632)	$(22,876)
Net cash provided by investing activities	17,590	22,750
Net cash provided by financing activities	15,153	132
Net increase in cash, cash equivalents and restricted cash	$8,111	$6

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2023 was $24.6 million, consisting of a net loss of $25.8 million offset by non-cash charges of $4.2 million, including $4.8 million of stock-based compensation expense, and changes in our operating assets and liabilities of $3.0 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2023 was $17.6 million from the purchases and maturities of short-term marketable securities.

Cash provided by investing activities for the three months ended March 31, 2022 was $22.8 million from the maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2023 was $15.2 million, including $15.0 million from a Term Loan provided by Hercules and $0.5 million in proceeds from the exercise of stock options, offset by $0.3 million for payments of deferred financing costs.

Cash provided by financing activities for the three months ended March 31, 2022 was $0.1 million from the exercise of stock options.

Description of Indebtedness

We have outstanding borrowings of $25.0 million under a loan and security agreement with Hercules. We may borrow an additional $10.0 million at our sole discretion. Upon the occurrence of certain clinical development milestones, an additional $20.0 million may become available to us. In addition, up to an additional $45.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2024, with the option to extend under certain conditions. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%.

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

Contractual obligations and other commitments

During the three months ended March 31, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2022 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $15.8 million as of March 31, 2023, compared to $8.8 million as of December 31, 2022. The increase of $7.0 million was primarily attributable to an increase in the purchase obligations to support the growth and expansion of our clinical trials activities.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission on March 17, 2023. There were no material changes to our critical accounting policies through March 31, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term marketable securities of $343.2 million as of March 31, 2023, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH, significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises, such as the COVID-19 pandemic.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to complete the ongoing Phase 2b SYMMETRY study, or be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b HARMONY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by marketing approval for one or more investigational NASH drugs.

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
•
the availability of marketed therapies; and
•
clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly, GSK plc, and Company, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., CymaBay Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics Inc., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., North Sea Pharmaceuticals, Regeneron Pharmaceuticals, Inc., Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are or may be pursuing the development or marketing of pharmaceuticals that target NASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the long-term follow-up portion of the HARMONY study or the SYMMETRY study, including the expansion cohort known as Cohort D, will be completed or the Phase 3 SYNCHRONY program or any future clinical trials will begin or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•
delays in reaching or failing to reach agreement on acceptable terms with prospective clinical research organizations "CROs") and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
•
inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical trials, for example delays in the manufacturing of sufficient supply of finished drug product;
•
difficulties obtaining ethics committee or Institutional Review Board ("IRB") approval to conduct a clinical study at a prospective site or sites;
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
•
difficulties retaining subjects who have enrolled in a clinical trial but may be prone to withdrawal due to rigors of the clinical trials, lack of efficacy, side effects, personal issues, or loss of interest; and

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board ("DSMB") overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as the drug product-device combination that we plan to use in the Phase 3 SYNCHRONY program, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We rely heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under current good manufacturing practice ("cGMP") requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Risks Related to the Manufacturing of our Product Candidate

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient ("API")) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product ("DP") including a DP-device combination to be used in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which have both been released for Phase 3 clinical use. We plan to enter into new commercial supply agreements with each of Boehringer Ingelheim and Vetter at the appropriate time. For Phase 3 clinical studies, the formulation used for API manufacture has been modified to enable production of a lyophilized DP rather than the frozen liquid used in Phase 2b studies. This change improves long-term pharmaceutical stability of the DP, making it suitable as the potential commercial presentation. A program of studies has been conducted to demonstrate the new DP-device presentation is comparable to that used for Phase 2b studies.

The process of manufacturing our product candidates is complex, highly regulated and subject to several risks, including:

•
the manufacturing process is susceptible to product loss due to contamination by adventitious microorganisms, equipment failure, improper installation or operation of equipment, vendor or operator error and improper storage conditions. Even minor deviations from normal manufacturing processes could result in reduced production yields and quality as well as other supply disruptions. If microbial, viral, or other contaminants are discovered in our products or in the manufacturing facilities in which our products are made, the manufacturing facilities may need to be closed for an extended period of time to investigate and eliminate the contamination;
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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance, finished drug product or delivery device for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product. Any delay or interruption in the supply of clinical trial materials on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

A new lyophilized EFX DP-device combination product for use in the Phase 3 SYNCHRONY program was developed under contract with a specialist DP-device development company, Coriolis Pharma Research GmbH. We have contracted with Vetter to manufacture a dual-chamber, pre-filled syringe combination product for use in the Phase 3 SYNCHRONY program. Scale-up of manufacturing at Vetter and release of clinical batches has been completed and is under regulatory review as an amendment to the IND application. We must also demonstrate comparability between the formulation used in Phase 2 clinical trials and the new DP-device combination intended for use in Phase 3 clinical trials. There is no assurance that we will be successful in completing this development on a timely basis or at all, which could impede our development and commercialization strategy for EFX. Further, the FDA or other similar foreign regulatory bodies could require nonclinical studies or clinical trials to support introduction of any new formulation or its presentation as a drug-device combination product, which could increase our development costs and delay or prevent us from proceeding with future clinical trials or commercialization of EFX, if approved.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. For our product candidates that are biologic-device combination products, third-party manufacturers may not be able to comply with cGMP regulatory requirements applicable to biologic-device combination products, including applicable provisions of the FDA’s drug product cGMP regulations, device cGMP requirements embodied in the FDA’s Quality System Regulation ("QSR") or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Since March 2020, when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Regulatory authorities outside the U.S. also may experience delays in their regulatory activities.

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen, Inc. ("Amgen") in patients with T2D. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our ongoing HARMONY study, for which we recently reported Week 24 results, and our ongoing SYMMETRY study, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our planned SYNCHRONY Phase 3 trials, may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

As of April 28, 2023, we had 41 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office ("USPTO") and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensor fail to maintain the patents and patent applications covering our product candidate or any future product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Patent reform laws, such as the Leahy-Smith America Invents Act ("the Leahy-Smith Act") as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our and our licensor’s patent applications and the enforcement or defense of our or our licensor’s issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

Risks Related to Obtaining Regulatory Approval

We have limited experience in conducting clinical trials and have never obtained approval for any product candidates, and may be unable to do so successfully.

As a company, other than the completed BALANCED study and our ongoing HARMONY and SYMMETRY studies, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that our planned clinical trials, including the SYNCHRONY Phase 3 trials, will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve EFX or any future product candidates for fewer or more limited indications than we request, may require labeling or a Risk Evaluation and Mitigation Strategy ("REMS") that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

For example, we have received a Breakthrough Therapy designation for EFX for the treatment of NASH and we may seek a Breakthrough Therapy designation for some of our product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for designation.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

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

At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drugs and biologics, including by allowing Medicare to negotiate drug prices, imposing inflation caps, and supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs (SIP) in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. At least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates.

On November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation ("MFN") Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. This deadline was pushed back to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032.

Further, on December 31, 2020, CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug. On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgment invalidating the accumulator adjustment rule. In February 2023, HHS also issued a proposal in response to an October 2022 executive order issued by President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, if they have one rare disease designation and the only approved indication is for that rare disease. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The effect of IRA on our business and the healthcare industry in general is not yet known.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA") imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH") and their implementing regulations, including the Final Omnibus Rule published in January 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The state of California, for example, recently adopted the CCPA, which went into effect beginning in January 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation ("GDPR")

(discussed below in the European Data Collection subsection). The CCPA establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

Further, the California Privacy Rights Act ("CPRA") was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA became effective on January 1, 2023 and the CPA will become effective July 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price ("ASP") and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, ("FCPA"), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2023 and 2022, we reported net losses of $25.8 million and $26.0 million, respectively. For the years ended December 31, 2022 and 2021, we reported net losses of $112.0 million and $100.8 million, respectively. As of March 31, 2023, we had an accumulated deficit of $448.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2023, we had $343.2 million of cash, cash equivalents and short-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from our follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and $10.0 million from Hercules under a term loan in June 2022. In addition, we raised gross proceeds of $230.0 million from a follow-on public offering in September 2022. In March 2023, the Company raised additional gross proceeds of $15.0 million from Hercules term loan. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, costs and results of nonclinical studies and clinical trials for our product candidate or any future product candidates we may develop;
•
the cost and timing of manufacturing our product candidate for use in clinical trials or, if approved by the FDA, for commercial use;
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

As of June 30, 2021, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2021, we no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we were subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the three months ended March 31, 2023, our stock price has ranged from $37.27 to $50.24. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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
•
general economic, industry and market conditions;
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

In addition, the stock market in general, and the market for biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Although the markets recovered, market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to inflation, rising interest rates, may significantly reduce the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock.

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

As of December 31, 2022, we had U.S. federal and state net operating loss ("NOL") carryforwards of $248.4 million and $235.5 million, respectively and federal and state research and development tax credit carryforwards of $8.9 million and $1.2 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2037 and 2033, respectively. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50 percentage points by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced such ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. No ownership change occurred in 2022. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

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

AKERO THERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)