Form 10-Q
period 2023-06-30
Akero Therapeutics, Inc.
filed 2023-08-11
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 55,602,175 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with nonalcoholic steatohepatitis (“NASH”), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.

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
•
our ability to successfully conduct and complete our ongoing Phase 2b clinical trial of EFX in patients with NASH who have F2 or F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines;
•
our ability to complete enrollment in our ongoing Phase 2b clinical trial of EFX in patients with NASH who have cirrhosis (F4 fibrosis, compensated), known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$444,156	$249,773
Short-term marketable securities	195,288	101,676
Prepaid expenses and other current assets	3,759	3,724
Total current assets	643,203	355,173
Long-term marketable securities	19,451	—
Property and equipment, net	25	47
Right of use asset	1,127	1,242
Other assets, noncurrent	—	108
Total assets	$663,806	$356,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,121	$7,968
Accrued expenses and other current liabilities	11,481	11,115
Total current liabilities	21,602	19,083
Loan payable, noncurrent	24,728	9,541
Warrant liability	85	305
Operating lease liability, noncurrent	954	1,079
Total liabilities	47,369	30,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 55,547,959 and 46,865,206 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	1,095,933	748,857
Accumulated other comprehensive (loss) income	(251)	37
Accumulated deficit	(479,251)	(422,337)
Total stockholders’ equity	616,437	326,562
Total liabilities and stockholders’ equity	$663,806	$356,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$27,985	$21,363	$49,772	$41,877
General and administrative	7,644	6,231	14,610	11,768
Total operating expenses	35,629	27,594	64,382	53,645
Loss from operations	(35,629)	(27,594)	(64,382)	(53,645)
Interest expense	(857)	(53)	(1,314)	(53)
Other income, net	5,403	244	8,782	266
Net loss	(31,083)	(27,403)	(56,914)	(53,432)
Net unrealized (loss) gain on marketable securities	(272)	27	(288)	24
Comprehensive loss	$(31,355)	$(27,376)	$(57,202)	$(53,408)
Net loss per common share, basic and diluted	$(0.60)	$(0.77)	$(1.15)	$(1.52)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	51,867,854	35,383,685	49,419,558	35,195,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345
Exercise of stock options	306,510	—	1,556			1,556
Common stock issued for vested restricted stock units	9,956	—	—			—
Issuance of common stock pursuant to ESPP purchases	7,885	—	313			313
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824			123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955			210,956
Stock-based compensation expense			4,798			4,798
Net unrealized loss on marketable securities				(272)		(272)
Net loss					(31,083)	(31,083)
Balances at June 30, 2023	55,547,959	$6	$1,095,933	$(251)	$(479,251)	$616,437

Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535
Issuance of common stock pursuant to ESPP purchases	22,139	—	178	—	—	178
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Stock-based compensation expense	—	—	4,161	—	—	4,161
Net unrealized gain on marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(27,403)	(27,403)
Balances at June 30, 2022	37,570,326	$4	$512,107	$(3)	$(363,736)	$148,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,914)	$(53,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,642	7,472
Depreciation	22	22
Non-cash lease expense	115	107
Net amortization of premiums and discounts on short-term investments	(2,639)	181
Amortization of debt issuance costs and discount	212	16
Fair value change in warrant liability	110	—
Write-off of deferred offering costs	337	—
Unrealized foreign exchange gain and loss	(20)	(24)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(372)	2,122
Accounts payable	2,245	145
Accrued expenses and other current liabilities	352	1,105
Operating lease liability	(111)	(99)
Net cash used in operating activities	(47,021)	(42,385)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(213,712)	—
Proceeds from maturities of short-term marketable securities	103,000	34,620
Net cash (used in) provided by investing activities	(110,712)	34,620
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	2,011	147
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	313	178
Proceeds from the issuance of common stock pursuant to the ATM offering	124,212	—
Proceeds from the issuance of common stock pursuant to registered direct offering	211,217	—
Proceeds from the issuance of common stock pursuant to private offering	—	25,000
Proceeds from loan payable	15,000	10,000
Payment of debt and equity issuance costs	(745)	(316)
Net cash provided by financing activities	352,008	35,009
Net increase in cash, cash equivalents and restricted cash	194,275	27,244
Cash, cash equivalents and restricted cash at the beginning of the period	249,881	150,591
Cash, cash equivalents and restricted cash at the end of the period	$444,156	$177,835

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$949	$—

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable (loss) gain on marketable securities	$(288)	$24
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$330	$—
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$206	$344
Deferred offering costs reclassified to additional paid-in equity	$364	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis ("NASH") a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease ("NAFLD") characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin ("EFX") an analog of fibroblast growth factor 21 ("FGF21") which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. In the third quarter of 2022, the Company reported Week 24 results from the HARMONY study, which showed statistically significant response rates for both the 50mg and 28mg dose groups on both fibrosis regression and NASH resolution among patients with biopsy-confirmed NASH. In June 2023, the Company reported positive topline results from an expansion cohort of the SYMMETRY study, Cohort D, comparing the safety and tolerability of EFX to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. Based on these data and data from the BALANCED study, the Company believes EFX has the potential, if approved, to be a best-in-class medicine for treating NASH. In March of 2023, following an End-of-Phase 2 meeting with FDA, the Company announced plans for a multi-trial Phase 3 program named SYNCHRONY, the first two trials of which are expected to initiate in the second half of 2023.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Since its inception, the Company has funded its operations primarily with $90,500 in proceeds from the sale of redeemable convertible preferred stock, $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, and $818,900 in proceeds from the sales of common stock in equity offerings, including a $25,000 equity investment from Pfizer, Inc., in 2020, 2022 and 2023. The Company has incurred recurring losses since its inception, including net losses of $56,914 and $53,432 for the six months ended June 30, 2023 and 2022, respectively, and net losses of $112,033 and $100,777 for the years ended December 31, 2022 and 2021, respectively. In addition, as of June 30, 2023, the Company had an accumulated deficit of $479,251. The Company expects to continue to generate operating losses for the foreseeable future. As of August 11, 2023, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, short-term and long-term marketable securities of $658,895 as of June 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statement of stockholders’ equity (deficit) as of June 30, 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Short-term and long-term marketable securities

The Company invests in short and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term and long-term marketable securities as available-for-sale securities and reports them at fair value in short-term and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended June 30, 2023 and December 31, 2022.

Restricted cash

As of December 31, 2022, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 12). The Company was not required to maintain a separate cash balance for the benefit of the landlord as of June 30, 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2023, all of the Company's cash, cash equivalents, short and long-term investments were held at four accredited financial institutions.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank ("SVB") in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. On March 27, 2023, SVB was acquired by First-Citizen BancShares, Inc ("First-Citizen"). As of June 30, 2023, the Company had approximately €8,426 on deposit with SVB, which it may transfer to another financial institution in the near term. The Company does not currently have any other significant relationships with SVB or First-Citizen.

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected not to recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains and losses on its short and long-term marketable securities.

Recently adopted accounting pronouncements

As of June 30, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$398,021	$398,021	$—	$—
U.S. Treasury securities	39,692	39,692	—	—
U.S. Government agency securities	118,677	—	118,677	—
Commercial paper	71,305	—	71,305	—
Total assets	$627,695	$437,713	$189,982	$—

Warrant liabilities	$85	$—	$—	$85
Total liabilities	$85	$—	$—	$85

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$137,286	$137,286	$—	$—
U.S. Treasury securities	58,721	58,721	—	—
Corporate debt securities	5,476	—	5,476	—
U.S. Government agency securities	62,955	—	62,955	—
Commercial paper	27,738	—	27,738	—
Total assets	$292,176	$196,007	$96,169	$—

Warrant liabilities	$305	$—	$—	$305
Total liabilities	$305	$—	$—	$305

Corporate debt, commercial paper and U.S. Government agency securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three and six months ended June 30, 2023 and the twelve months ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of June 30, 2023, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Marketable securities

The following is a summary of marketable securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$398,021	$—	$—	$—	$398,021
U.S. Treasury securities	39,701	—	(9)	—	39,692
U.S. Government agency securities	118,822	—	(145)	—	118,677
Commercial paper	71,402	—	(97)	—	71,305
	$627,946	$—	$(251)	$—	$627,695

Cash equivalents					$412,956
Short-term marketable securities					195,288
Long-term marketable securities					19,451
					$627,695

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$137,286	$—	$—	$—	$137,286
U.S. Treasury securities	58,698	23	—	—	58,721
Corporate debt securities	5,478	—	(2)	—	5,476
U.S. Government agency securities	62,939	15	—	—	62,954
Commercial paper	27,739	—	—	—	27,739
	$292,140	$38	$(2)	$—	$292,176

Cash equivalents					$190,500
Short-term marketable securities					101,676
					$292,176

The following table presents the contractual maturities of our short and long-term marketable securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Due within one year	$195,288	$101,676
Due after one year through five years	19,451	—
Total	$214,739	$101,676

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Accrued external research and development expenses	$8,352	$9,789
Accrued employee compensation and benefits	2,372	804
Accrued legal and professional fees	264	197
Short-term lease liability and other	493	325
	$11,481	$11,115

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for an aggregate principal amount of $100,000 (“Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed on March 10, 2023 and an additional $10,000 is available to the Company at its sole discretion until December 15, 2023. An additional $20,000 will become available to the Company upon the achievement of certain clinical and financial milestones. An additional $45,000 may become available to the Company at Hercules' sole discretion.

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

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. The Loan Agreement provides for a prepayment charge equal to 3% of the outstanding principal balance of the Term Loan if prepayment is made within the first twelve months after closing, 2% if within the second twelve months after closing and 1% thereafter. In addition, the Loan Agreement provides for an End of Term Charge that will be the greater of 5.85% of the outstanding principal balance or $1,463, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

Upon closing, the Company issued warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share ("common stock"). The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants.

The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2023.

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

The warrant liabilities were valued at $85 as of June 30, 2023.

Future principal debt payments on the currently outstanding loan payable as of June 30, 2023 are as follows (in thousands):

2023 (remaining period)	$—
2024	4,237
2025	9,287
2026	10,471
2027	1,005
Total principal outstanding	25,000
End of term charge	1,463
Total principal outstanding and end of term charge	26,463
Unamortized discount and issuance costs	(1,735)
Loan Payable - noncurrent	$24,728

The Company estimated the fair value of the warrant liability as of June 30, 2023 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

As of June 30, 2023
Expected term (in years)	6.0
Expected volatility	78.85%
Risk-free interest rate	4.05%
Expected dividend yield	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of June 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2023, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market ("ATM"), facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. In March 2023, the Company terminated the sales agreement with J.P. Morgan Securities LLC and separately entered into a sales agreement with Jefferies LLC (the "Sales Agreement"). Pursuant to the Sales Agreement, the Company filed a prospectus supplement on March 17, 2023, under which the Company may offer and sell shares of common stock, having an aggregate value of up to $200,000. In April and May 2023, the Company sold 3,006,052 shares of common stock under the Sales Agreement, at an average price of $42.38 per share. The Company received net proceeds of $123,824, after deducting sales agent commissions and issuance costs incurred by the Company of approximately $3,578.

On June 15, 2022, the Company entered into a securities purchase agreement for the sale of 2,525,252 shares of the Company's common stock to Pfizer Inc. at $9.90 per share in a registered direct offering conducted without an underwriter or placement agent and pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on June 17, 2022 for net proceeds of $24,647, after deducting offering costs paid by the Company.

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

On May 16, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Jefferies LLC, ("Jefferies"), as a representative of the several underwriters, pursuant to which the Company agreed to issue and sell 5,238,500 shares of the Company's common stock at $42.00 per share in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on May 16, 2023. The Company received net proceeds of $210,956, after deducting underwriters commissions and offering costs incurred by the Company of approximately $9,061.

As of June 30, 2023 and December 31, 2022, there were 55,547,959 and 46,865,206 shares of common stock issued and outstanding, respectively.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following shares of common stock were reserved for issuance as follows:

	June 30, 2023	December 31, 2022
Options outstanding under the 2018 Stock Option and Grant Plan	1,283,548	1,633,173
Options outstanding under the 2019 Stock Option and Incentive Plan	4,495,497	4,146,831
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	141,471	129,131
Warrants to purchase common stock associated with Loan Agreement	45,898	36,718
Options available for future grant	3,471,053	2,038,142
Warrants available for future grant	137,700	146,880
Common stock available for ATM program	2,708,234	5,000,000
2019 Employee Stock Purchase Plan	1,590,426	1,187,508
	13,873,827	14,318,383

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2023.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected term (in years)	5.63	5.75	5.88	5.77
Expected volatility	78.90%	74.24%	78.05%	73.10%
Weighted average risk-free interest rate	3.87%	2.91%	3.85%	1.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Options granted	411,334	$47.78
Options exercised	(412,293)	$4.88
Options cancelled	—
Balance outstanding, June 30, 2023	5,779,045	$21.94	7.59	$143,893
Vested and expected to vest, June 30, 2023	5,779,045	$21.94	7.59	$143,893
Exercisable, June 30, 2023	3,869,960	$16.56	7.01	$116,658

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2023 and 2022 was $48.40 and $8.67, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2023 and 2022 was $47.78 and $18.10, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which would vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options were to vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the three and six months ended June 30, 2023, the Company did not have any outstanding performance awards or recognize any performance-based stock compensation expense.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table summarizes the Company’s RSUs activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	129,131	$42.95	2.07	$7,076
Granted	30,363	$49.49
Vested	(18,023)	$43.63
Cancelled or forfeited	—	$—
Balance outstanding, June 30, 2023	141,471	$44.27	1.80	$6,605

The weighted average grant-date fair value per share of RSUs granted during the three and six months ended June 30, 2023 and 2022 was $49.49 and $0, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Classified within research and development expense	$1,802	$1,474	$3,499	$2,585
Classified within general and administrative expense	2,996	2,687	6,143	4,887
Total stock-based compensation expense	$4,798	$4,161	$9,642	$7,472

As of June 30, 2023, total unrecognized compensation cost related to unvested stock options and RSUs was $41,119 and $6,091, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.48 years and 3.45 years, respectively.

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

During the three and six months ended June 30, 2023 and 2022, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and six months ended June 30, 2023 and 2022, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, there is no assurance that the requirement to amortize will be repealed or otherwise modified. The Company prepared an estimate of federal taxable income as of June 30, 2023, assuming that R&D expenses must be capitalized in accordance with the new requirement.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(31,083)	$(27,403)	$(56,914)	$(53,432)
Denominator:
Weighted average common shares outstanding, basic and diluted	51,867,854	35,383,685	49,419,558	35,195,638
Net loss per share, basic and diluted	$(0.60)	$(0.77)	$(1.15)	$(1.52)

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

	Three and six months ended June 30,
	2023	2022
Options to purchase common stock	5,779,045	5,771,358
Unvested restricted stock units	141,471	—
Warrants to purchase common stock	45,898	36,718
Warrants available for future grant	137,700	146,880
	6,104,114	5,954,956

12. Commitments and contingencies

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of June 30, 2023, maturities of the Company’s operating lease liability was as follows:

2023 (remaining)	163
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,394
Less imputed interest	(195)
Present value of operating lease liabilities	$1,199

As of June 30, 2023, the total lease liability was $1,199, of which $954 was noncurrent and $245 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2023 and 2022, the components of operating lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$162	$162
Short-term lease cost	General and administrative expense	36	—	89	29
Variable operating lease cost	General and administrative expense	12	31	19	43
Total operating lease cost		$129	$112	$270	$234

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$79	77	$159	$154
Weighted average remaining lease term		4.1	5.1	4.1	5.1
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2023, the Company had non-cancelable purchase and other commitments under these agreements totaling $21,442.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023.

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

13. Subsequent event

The Company evaluated subsequent events through August 11, 2023, the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months and six months ended June 30, 2023.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including non-alcoholic steatohepatitis ("NASH"), a disease without any approved therapies. NASH is a severe form of nonalcoholic fatty liver disease ("NAFLD"), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin ("EFX"), is an analog of fibroblast growth factor 21 ("FGF21"), which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and NASH resolution among patients with biopsy-confirmed pre-cirrhotic NASH, as well as consistent results across multiple clinical trials, we believe EFX has the potential, if approved, to be a best-in-class medicine for treating NASH. In March of 2023, following an End-of-Phase 2 meeting with FDA, we announced plans for a multi-trial Phase 3 program named SYNCHRONY, the first two trials of which are expected to initiate in the second half of 2023.

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

EFX is currently being evaluated in two Phase 2b clinical trials in patients with biopsy-confirmed NASH: a long-term follow-up period for the HARMONY study in patients with pre-cirrhotic NASH (F2-F3 fibrosis), for which results after 24 weeks of treatment were reported in 2022, and the SYMMETRY study in patients with cirrhotic NASH (F4 fibrosis, compensated). The SYMMETRY study includes an expansion cohort, known as Cohort D, evaluating the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH (F1-F3 fibrosis) and Type 2 diabetes. In June 2023, the Company reported positive topline results from Cohort D, including that patients treated with EFX for 12 weeks combined with GLP-1 achieved a 65% relative reduction in liver fat, compared to a 10% relative reduction for GLP-1 alone and that 88% of patients treated with EFX combined with GLP-1 had normalized liver fat at week 12, compared with 10% of those treated with GLP-1 alone. EFX was reported to be generally well tolerated in Cohort D with comparable results for the EFX (N=21) and placebo (N=10) groups and the overall tolerability profile was similar to that observed in our BALANCED and HARMONY studies. Results of the main SYMMETRY study are expected in the fourth quarter of 2023.

Results from the 16-week Phase 2a BALANCED study, which included an expansion cohort of patients who had cirrhosis due to NASH known as Cohort C, as well as the results from the 24-week HARMONY study, support our confidence that statistically significant histological improvements may be observed in the SYMMETRY main study evaluating EFX for the treatment of patients with NASH due to cirrhosis. For example, in Cohort C we observed either a one-stage improvement in fibrosis without worsening of NASH or NASH resolution without worsening of fibrosis in 58 percent of EFX-treated patients, compared with 0% for the placebo group, after only 16 weeks of treatment. The comparable response rates for non-invasive markers of fibrosis observed following treatment of patients with both pre-cirrhotic NASH (F1-F3) and compensated cirrhosis due to NASH (F4) in the BALANCED and HARMONY studies are consistent with the histology results observed in Cohort C.

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

On March 29, 2023, we announced our plans to start a multi-trial Phase 3 program called SYNCHRONY. The planned Phase 3 program consists of three trials, SYNCHRONY Histology, SYNCHRONY Real-World, and SYNCHRONY Outcomes. We expect to initiate SYNCHRONY Histology and SYNCHRONY Real-World in the second half of 2023. SYNCHRONY Histology will evaluate the efficacy of 28 and 50mg doses of EFX in patients with biopsy confirmed pre-cirrhotic NASH, with fibrosis stage 2 or 3 (F2-F3). The primary endpoint will be ≥ 1-stage fibrosis improvement and resolution of NASH. We also expect to initiate SYNCHRONY Real-World in the second half of 2023. SYNCHRONY Real-World will assess the safety and tolerability of EFX in patients with non-invasively diagnosed NASH or NAFLD. Key secondary endpoints will include change in biomarkers of fibrosis and other established non-invasive endpoints. The duration of and total number of subjects to be enrolled in the SYNCHRONY Histology and Real-World trials are subject to confirmation with the FDA. Following readout of the Phase 2b SYMMETRY trial during the fourth quarter of 2023, and subsequent interactions with the FDA, we expect to finalize the design of the third Phase 3 clinical trial within the SYNCHRONY program, SYNCHRONY Outcomes. SYNCHRONY Outcomes is planned to evaluate the efficacy and safety of EFX in a compensated cirrhotic population, for which the primary endpoint will be clinical outcomes.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings, including a $25.0 million equity investment from Pfizer, Inc., in 2020, 2022 and 2023. We have also borrowed $25.0 million from a Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $56.9 million and $53.4 million for the six months ended June 30, 2023 and 2022, respectively. Our net losses were $112.0 million and $100.8 million for the years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $479.3 million.

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

As of June 30, 2023, we had cash, cash equivalents, short-term and long-term marketable securities of $658.9 million. Taken together, we believe this will be sufficient to fund our current operating plan into 2026.

Impact of the COVID-19 Pandemic

We continue to carefully monitor the potential impact of the COVID-19 pandemic on our business.

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

Product candidates in later stages of clinical development, such as EFX, generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical development activities in the near term and in the future. At this time, we cannot precisely estimate or know the nature, timing and costs of the efforts that will be necessary to complete the clinical development of EFX and any future product candidates.

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
•
competition with other products;
•
the impacts of a future pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, on the supply of our product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and
•
a continued acceptable safety profile of our therapies following any approval.

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

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and short and long-term marketable securities.

Results of operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$27,985	$21,363	$6,622	31%
General and administrative	7,644	6,231	1,413	23%
Total operating expenses	35,629	27,594	8,035	29%
Loss from operations	(35,629)	(27,594)	(8,035)	29%
Interest expense	(857)	(53)	(804)	1,517%
Other income, net	5,403	244	5,159	2,114%
Net loss	$(31,083)	$(27,403)	$(3,680)	13%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$22,798	$17,424	$5,374	31%
Personnel and other R&D related expenses	5,187	3,939	1,248	32%
Total research and development expenses	$27,985	$21,363	$6,622	31%

Research and development expenses were $28.0 million and $21.4 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $6.6 million. Direct costs for our EFX program increased $5.4 million, attributed primarily to a $4.1 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $1.1 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $1.2 million, due to a $0.9 million increase in wage and wage-related expenses resulting from increased staff and a $0.3 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $7.6 million and $6.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.4 million, which was due primarily to a $0.7 million increase in other costs largely related to third party consulting and other expenses, a $0.4 million increase in wage and wage-related expenses resulting from increased staff and a $0.3 million increase in stock-based compensation.

Interest expense

Interest expense for the three months ended June 30, 2023 is comprised primarily of interest expense related to the Hercules term loan.

Other income, net

Other income, net was $5.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $5.2 million which was due primarily to a $5.1 million increase in interest income from our investment portfolio.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$49,772	$41,877	$7,895	19%
General and administrative	14,610	11,768	2,842	24%
Total operating expenses	64,382	53,645	10,737	20%
Loss from operations	(64,382)	(53,645)	(10,737)	20%
Interest expense	(1,314)	(53)	(1,261)	2,379%
Other income, net	8,782	266	8,516	3,202%
Net loss	$(56,914)	$(53,432)	$(3,482)	7%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$39,988	$34,579	$5,409	16%
Personnel and other R&D related expenses	9,784	7,298	2,486	34%
Total research and development expenses	$49,772	$41,877	$7,895	19%

Research and development expenses were $49.8 million and $41.9 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $7.9 million. Direct costs for our EFX program increased by $5.4 million, attributed primarily to a $3.4 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials, a $1.5 million increase in third-party contract manufacturing expenses for EFX and a $0.5 million increase in other research and development expenses. Personnel and other research and development expenses increased $2.5 million, due to a $1.6 million increase in wage and wage-related expenses resulting from increased staff and a $0.9 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $14.6 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $2.8 million which was due primarily to a $1.3 million increase in stock-based compensation, a $0.8 million increase in wage and wage-related expenses resulting from increased staff and a $0.7 million increase in third party consulting and other expenses.

Interest expense

Interest expense was $1.3 million and less than $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense is primarily related to the Hercules term loan.

Other income, net

Other income, net was $8.8 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $8.5 million which was due primarily to an $8.7 million increase in interest income from our investment portfolio.

Liquidity and capital resources

From our inception through June 30, 2023, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through June 30, 2023, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules on March 10, 2023. In April and May 2023, received gross proceeds of $127.4 million in an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. From our inception through June 30, 2023, these and other funding sources have provided gross proceeds totaling $1,040.2 million. As of June 30, 2023, we had cash, cash equivalents short and long-term and long term marketable securities of $658.9 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(47,021)	$(42,385)
Net cash (used in) provided by investing activities	(110,712)	34,620
Net cash provided by financing activities	352,008	35,009
Net increase in cash, cash equivalents and restricted cash	$194,275	$27,244

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2023 was $47.0 million, consisting of a net loss of $56.9 million offset by non-cash charges of $7.8 million, including $9.6 million of stock-based compensation expense, and changes in our operating assets and liabilities of $2.1 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2023 was $110.7 million from the purchases and maturities of short and long-term marketable securities.

Cash provided by investing activities for the six months ended June 30, 2022 was $34.6 million from the maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2023 was $352.0 million, including $15.0 million from a Term Loan provided by Hercules, $123.8 million of net proceeds from the ATM offering after deducting sales agent commissions and other offering costs, $211.0 million of net proceeds from a registered direct offering after deducting underwriting commissions and other offering costs and $2.0 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2022 was $35.0 million, including $25.0 million from an equity investment from Pfizer, Inc. through a registered direct common stock offering and $10.0 million from a Term Loan provided by Hercules.

Description of Indebtedness

We have outstanding borrowings of $25.0 million under a loan and security agreement with Hercules. We may borrow an additional $10.0 million at our sole discretion until December 15, 2023. Upon the occurrence of certain clinical development milestones, an additional $20.0 million may become available to us. In addition, up to an additional $45.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2024, with the option to extend under certain conditions. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%.

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
•
timing delays, if any, with respect to preclinical and clinical development of EFX or any future product candidates we may develop as a result of a pandemic, epidemic or outbreak of an infectious disease;
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

Contractual obligations and other commitments

During the three and six months ended June 30, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for fiscal year 2022, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $22.8 million as of June 30, 2023, compared to $8.8 million as of December 31, 2022. The increase of $14.0 million was primarily attributable to $14.2 million increase in the purchase obligations to support the growth and expansion of our clinical trials activities, offset by a $0.2 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission on March 17, 2023. There were no material changes to our critical accounting policies through June 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short and long-term marketable securities of $658.9 million as of June 30, 2023, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short and long-term duration, according to our board-approved investment policy. Our investments are subject to interest rate risk and could fall in value if market interest rates increase.

Additionally, the Company has a variable interest rate term loan that is impacted by the increase in interest rates. A hypothetical 10% relative change in interest rates during any of the periods presented would not have a material impact on our condensed consolidated financial statements.

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH, significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b HARMONY or SYMMETRY studies, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH and the significant competition for recruiting patients with NASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by marketing approval for one or more investigational NASH drugs.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our ongoing HARMONY study, for which we have reported Week 24 results, and our ongoing SYMMETRY study, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our planned SYNCHRONY Phase 3 trials, may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

As of July 31, 2023, we had forty-four full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The U.S. Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 unless Congress takes additional action. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. CMS has published a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

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

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order issued by President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden Administration may reverse or otherwise change these measures, both the Biden Administration and the U.S. Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, if they have one rare disease designation and the only approved indication is for that rare disease. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Further, the California Privacy Rights Act ("CPRA") was passed by California voters on November 3, 2020 and entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA became effective on January 1, 2023 and the CPA became effective July 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2023 and 2022, we reported net losses of $56.9 million and $53.4 million, respectively. For the years ended December 31, 2022 and 2021, we reported net losses of $112.0 million and $100.8 million, respectively. As of June 30, 2023, we had an accumulated deficit of $479.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

•
conduct larger scale clinical trials for our product candidate, EFX, and any future product candidates;
•
discover and develop new product candidates, and conduct nonclinical studies and clinical trials;
•
incur any disruption or delays to the supply of our product candidate;
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

As of June 30, 2023, we had $658.9 million of cash, cash equivalents, short-term and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

The Term Loan with Hercules provides up to $100.0 million of debt financing and has interest-only payments through July 1, 2024, which may be extended based on achievement of certain milestones. Thereafter, we are obligated to make payments that will include installments of principal and interest through the maturity date of January 1, 2027.

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

We are no longer a "smaller reporting company" as defined by the SEC, and the reduced disclosure requirements applicable to smaller reporting companies will not apply to us after December 31, 2023.

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2023, we will no longer qualify as a “smaller reporting company" or as a "non-accelerated filer." As such, we will incur significant additional expenses in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a smaller reporting company. These requirements include:

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

If we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Additionally, we expect that our loss of “smaller reporting company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

Risks Related to an Investment in Our Securities

The market price of our stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. During the six months ended June 30, 2023, our stock price has ranged from $36.89 to $56.88. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

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

AKERO THERAPEUTICS, INC.

Date: August 11, 2023	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)