Form 10-Q
period 2023-09-30
Akero Therapeutics, Inc.
filed 2023-11-13
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the registrant had 55,709,783 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with metabolic dysfunction-associated steatohepatitis (“NASH/MASH”), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.

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
•
our ability to successfully conduct and complete enrollment in two parallel, randomized, placebo-controlled clinical trials of our SYNCHRONY Phase 3 program for patients, our SYNCHRONY Histology and Real-World trials, subject to ongoing confirmation and feedback from FDA;
•
our ability to successfully conduct and complete our ongoing 96-week Phase 2b clinical trial of EFX in patients with NASH/MASH who have F2 or F3 fibrosis, known as the HARMONY study, including the ability to obtain data and maintain our expected timelines;
•
our ability to successfully conduct and complete our ongoing 96-week Phase 2b clinical trial of EFX in patients with NASH/MASH who have cirrhosis (F4 fibrosis, compensated), known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines;
•
our ability to successfully expand the clinical trials for our SYNCHRONY Phase 3 program globally, including the enrollment of patients and activation of the first clinical trial sites in Israel and Turkey amidst the ongoing armed conflict in Israel and the Gaza Strip;
•
our ability to reach agreement with FDA on the design of the third clinical trial in our SYNCHRONY Phase 3 program, SYNCHRONY Outcomes, and our ability to enroll patients and complete this trial;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$269,546	$249,773
Short-term marketable securities	285,186	101,676
Prepaid expenses and other current assets	21,247	3,724
Total current assets	575,979	355,173
Long-term marketable securities	58,264	—
Property and equipment, net	20	47
Right of use asset	1,068	1,242
Other assets, noncurrent	—	108
Total assets	$635,331	$356,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,454	$7,968
Accrued expenses and other current liabilities	14,917	11,115
Loan payable, current	2,076	—
Total current liabilities	28,447	19,083
Loan payable, noncurrent	22,768	9,541
Warrant liability	93	305
Operating lease liability, noncurrent	888	1,079
Total liabilities	52,196	30,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 55,681,026 and 46,865,206 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	1,102,545	748,857
Accumulated other comprehensive (loss) income	(506)	37
Accumulated deficit	(518,910)	(422,337)
Total stockholders’ equity	583,135	326,562
Total liabilities and stockholders’ equity	$635,331	$356,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$38,634	$25,087	$88,406	$66,964
General and administrative	7,981	11,004	22,591	22,772
Total operating expenses	46,615	36,091	110,997	89,736
Loss from operations	(46,615)	(36,091)	(110,997)	(89,736)
Interest expense	(888)	(324)	(2,202)	(377)
Other income, net	7,844	873	16,626	1,139
Net loss	(39,659)	(35,542)	(96,573)	(88,974)
Net unrealized (loss) gain on marketable securities	(255)	3	(543)	27
Comprehensive loss	$(39,914)	$(35,539)	$(97,116)	$(88,947)
Net loss per common share, basic and diluted	$(0.71)	$(0.92)	$(1.87)	$(2.45)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	55,613,120	38,663,469	51,506,766	36,364,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345
Exercise of stock options	306,510	—	1,556	—	—	1,556
Common stock issued for vested restricted stock units	9,956	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,885	—	313	—	—	313
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824	—	—	123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955	—	—	210,956
Stock-based compensation expense	—	—	4,798	—	—	4,798
Net unrealized loss on marketable securities	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	(31,083)	(31,083)
Balances at June 30, 2023	55,547,959	$6	$1,095,933	$(251)	$(479,251)	$616,437
Exercise of stock options	123,094	—	873	—	—	873
Common stock issued for vested restricted stock units	9,973	—	—	—	—	—
Stock-based compensation expense	—	—	5,739	—	—	5,739
Net unrealized loss on marketable securities	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(39,659)	(39,659)
Balances at September 30, 2023	55,681,026	$6	$1,102,545	$(506)	$(518,910)	$583,135

Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	122,208	—	147	—	—	147
Stock-based compensation expense	—	—	3,311	—	—	3,311
Net unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(26,029)	(26,029)
Balances at March 31, 2022	35,022,935	$4	$482,894	$(30)	$(336,333)	$146,535
Issuance of common stock pursuant to ESPP purchases	22,139	—	178	—	—	178
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Stock-based compensation expense	—	—	4,161	—	—	4,161
Net unrealized gain on marketable securities	—	—	—	27	—	27
Net loss	—	—	—	—	(27,403)	(27,403)
Balances at June 30, 2022	37,570,326	$4	$512,107	$(3)	$(363,736)	$148,372
Issuance of common stock upon closing of follow-on public offering, net of issuance costs	8,846,154	1	215,835	—	—	215,836
Exercise of stock options	240,998	—	3,108	—	—	3,108
Stock-based compensation expense	—	—	11,731	—	—	11,731
Net unrealized gain on marketable securities	—	—	—	3	—	3
Net loss	—	—	—	—	(35,542)	(35,542)
Balances at September 30, 2022	46,657,478	$5	$742,781	$—	$(399,278)	$343,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,573)	$(88,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,381	19,203
Depreciation	27	33
Non-cash lease expense	174	162
Net amortization of premiums and discounts on short-term investments	(5,908)	182
Amortization of debt issuance costs and discount	328	110
Fair value change in warrant liability	118	29
Write-off of deferred offering costs	337	—
Unrealized foreign exchange gain and loss	(26)	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,793)	2,657
Accounts payable	3,584	(708)
Accrued expenses and other current liabilities	3,782	460
Operating lease liability	(171)	(151)
Net cash used in operating activities	(96,740)	(67,009)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(374,909)	—
Proceeds from maturities of short-term marketable securities	138,500	37,620
Net cash (used in) provided by investing activities	(236,409)	37,620
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	2,817	2,229
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	313	178
Proceeds from the issuance of common in a follow-on public offering	—	216,200
Proceeds from the issuance of common stock pursuant to the ATM offering	124,212	—
Proceeds from the issuance of common stock pursuant to registered direct offering	211,217	—
Proceeds from the issuance of common stock pursuant to private offering	—	25,000
Proceeds from loan payable	15,000	10,000
Payment of debt and equity issuance costs	(745)	(698)
Net cash provided by financing activities	352,814	252,909
Net increase in cash, cash equivalents and restricted cash	19,665	223,520
Cash, cash equivalents and restricted cash at the beginning of the period	249,881	150,591
Cash, cash equivalents and restricted cash at the end of the period	$269,546	$374,111

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,715	$189

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable (loss) gain on marketable securities	$(543)	$27
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$330	$—
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$371
Deferred offering costs reclassified to additional paid-in equity	$364	$150
Stock options exercises included in other current assets	$67	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis ("NASH/MASH") a disease without any approved therapies. NASH/MASH is a severe form of metabolic dysfunction-associated steatotic liver disease ("MASLD") characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate is efruxifermin ("EFX"), an analog of fibroblast growth factor 21 ("FGF21") which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has initiated a Phase 3 program called SYNCHRONY, for which the first two of three planned clinical trials evaluating EFX have begun screening. EFX is also being evaluated in two ongoing, 96-week Phase 2b clinical trials in patients with biopsy-confirmed NASH/MASH: the HARMONY study in patients with pre-cirrhotic NASH/MASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic NASH/MASH (F4 fibrosis, compensated). In the third quarter of 2022, the Company reported Week 24 results from the 96-Week HARMONY study, which showed statistically significant response rates for both the 50mg and 28mg dose groups on both fibrosis regression and NASH resolution among patients with biopsy-confirmed NASH/MASH. In October 2023, the Company reported Week 36 results of the 96-week Phase 2b SYMMETRY study in biopsy-confirmed NASH/MASH patients with compensated cirrhosis (F4, Child-Pugh class A), which showed a trend of 22% and 24% of patients in the 28mg and 50mg EFX-treated groups, respectively, experiencing at least a one-stage improvement in liver fibrosis and no worsening of NASH, compared with 14% for placebo and statistically significant response rates for NASH resolution observed in 67% and 60% of patents in the 28mg and 50mg EFX-treated groups, respectively, compared with 26% for placebo. Based on these and other data, the Company believes EFX has the potential, if approved, to be an important medicine for treating NASH/MASH.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Since its inception, the Company has funded its operations primarily with $90,500 in proceeds from the sale of redeemable convertible preferred stock, $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, and $818,900 in proceeds from the sales of common stock in equity offerings, including a $25,000 equity investment from Pfizer, Inc., in 2020, 2022 and 2023. The Company has incurred recurring losses since its inception, including net losses of $96,573 and $88,974 for the nine months ended September 30, 2023 and 2022, respectively, and net losses of $112,033 and $100,777 for the years ended December 31, 2022 and 2021, respectively. In addition, as of September 30, 2023, the Company had an accumulated deficit of $518,910. The Company expects to continue to generate operating losses for the foreseeable future. As of November 13, 2023, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, short-term and long-term marketable securities of $612,996 as of September 30, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statement of stockholders’ equity (deficit) as of September 30, 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2023 and 2022 are unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period.

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

Short-term and long-term marketable securities

The Company invests in short and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term and long-term marketable securities as available-for-sale securities and reports them at fair value in short-term and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended September 30, 2023 and December 31, 2022.

Restricted cash

As of December 31, 2022, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the condensed consolidated balance sheets (see Note 12). The Company was not required to maintain a separate cash balance for the benefit of the landlord as of September 30, 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2023, all of the Company's cash, cash equivalents, short and long-term investments were held at four accredited financial institutions.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank ("SVB") in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. On March 27, 2023, SVB was acquired by First-Citizen BancShares, Inc ("First-Citizen"). As of September 30, 2023, the Company did not have any significant deposits on account at or relationships with SVB or First-Citizen.

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

Stock-based compensation

The Company grants stock-based awards from its stock compensation plans (see Note 8). The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company accounts for forfeitures as they occur. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

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

Loan Payable

Loan Payable represents the Loan and Security Agreement, dated June 15, 2022 (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. Loan issuance costs have been recorded as a debt discount in the condensed consolidated balance sheets and are being

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

amortized and recorded as interest expense throughout the life of the Loan Agreement using the effective interest rate method. The Company determined that there are not any embedded features in the Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging.

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

Recently adopted accounting pronouncements

As of September 30, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s condensed consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$261,202	$261,202	$—	$—
U.S. Treasury securities	96,766	96,766	—	—
U.S. Government agency securities	144,418	—	144,418	—
Commercial paper	86,678	—	86,678	—
Corporate debt securities	15,589	—	15,589	—
Total assets	$604,653	$357,968	$246,685	$—

Warrant liabilities	$93	$—	$—	$93
Total liabilities	$93	$—	$—	$93

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$137,286	$137,286	$—	$—
U.S. Treasury securities	58,721	58,721	—	—
Corporate debt securities	5,476	—	5,476	—
U.S. Government agency securities	62,955	—	62,955	—
Commercial paper	27,738	—	27,738	—
Total assets	$292,176	$196,007	$96,169	$—

Warrant liabilities	$305	$—	$—	$305
Total liabilities	$305	$—	$—	$305

Corporate debt, commercial paper and U.S. Government agency securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three and nine months ended September 30, 2023 and the twelve months ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of September 30, 2023, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Marketable securities

The following is a summary of marketable securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$261,202	$—	$—	$—	$261,202
U.S. Treasury securities	96,945	—	(179)	—	96,766
U.S. Government agency securities	144,551	14	(147)	—	144,418
Commercial paper	86,852	—	(174)	—	86,678
Corporate debt securities	15,608	—	(19)	—	15,589
	$605,158	$14	$(519)	$—	$604,653

Cash equivalents					$261,202
Short-term marketable securities					285,186
Long-term marketable securities					58,264
					$604,652

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$137,286	$—	$—	$—	$137,286
U.S. Treasury securities	58,698	23	—	—	58,721
Corporate debt securities	5,478	—	(2)	—	5,476
U.S. Government agency securities	62,939	15	—	—	62,954
Commercial paper	27,739	—	—	—	27,739
	$292,140	$38	$(2)	$—	$292,176

Cash equivalents					$190,500
Short-term marketable securities					101,676
					$292,176

The following table presents the contractual maturities of our short and long-term marketable securities as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Due within one year	$285,186	$101,676
Due after one year through five years	58,264	—
Total	$343,450	$101,676

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Accrued external research and development expenses	$10,734	$9,789
Accrued employee compensation and benefits	3,404	804
Accrued legal and professional fees	274	197
Short-term lease liability and other	505	325
	$14,917	$11,115

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into the Loan Agreement with Hercules for an aggregate principal amount of $100,000 (“Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

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

The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2023.

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

The warrant liabilities were valued at $93 as of September 30, 2023.

Future principal debt payments on the currently outstanding loan payable as of September 30, 2023 are as follows (in thousands):

2023 (remaining period)	$—
2024	4,225
2025	9,278
2026	10,488
2027	1,009
Total principal outstanding	25,000
End of term charge	1,463
Total principal outstanding and end of term charge	26,463
Unamortized discount and issuance costs	(1,619)
Loan Payable	$24,844

Loan Payable - current	2,076
Loan Payable - noncurrent	22,768
Loan Payable	$24,844

The Company estimated the fair value of the warrant liability as of September 30, 2023 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

As of September 30, 2023
Expected term (in years)	5.7
Expected volatility	79.55%
Risk-free interest rate	4.60%
Expected dividend yield	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of September 30, 2023 and December 31, 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2023, no cash dividends had been declared or paid.

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

As of September 30, 2023 and December 31, 2022, there were 55,681,026 and 46,865,206 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2023	December 31, 2022
Options outstanding under the 2018 Stock Option and Grant Plan	1,171,581	1,633,173
Options outstanding under the 2019 Stock Option and Incentive Plan	4,579,020	4,146,831
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	142,498	129,131
Warrants to purchase common stock associated with Loan Agreement	45,898	36,718
Options available for future grant	3,365,403	2,038,142
Warrants available for future grant	137,700	146,880
Common stock available for ATM program	2,708,234	5,000,000
2019 Employee Stock Purchase Plan	1,590,426	1,187,508
	13,740,760	14,318,383

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2023.

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

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected term (in years)	5.85	6.03	5.88	4.86
Expected volatility	79.75%	74.20%	78.37%	73.18%
Weighted average risk-free interest rate	4.18%	2.90%	3.91%	1.90%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Options granted	505,984	$47.45
Options exercised	(535,387)	$5.39
Options cancelled	—
Balance outstanding, September 30, 2023	5,750,601	$22.65	7.42	$160,636
Vested and expected to vest, September 30, 2023	5,750,601	$22.65	7.42	$160,636
Exercisable, September 30, 2023	3,963,342	$17.52	6.86	$131,032

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2023 and 2022 was $46.01 and $6.78, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2023 and 2022 was $47.45 and $11.17, respectively.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which would vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options were to vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the three and nine months ended September 30, 2023, the Company did not have any outstanding performance awards or recognize any performance-based stock compensation expense.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units ("RSUs"). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly installments over the vesting period. In December 2022, the Company granted 129,131 RSUs to executive management with a total grant date fair value of $5,546. In 2023, The Company granted 41,363 RSUs to executive and non-executive employees with a total grant date fair value of $1,992. The following table summarizes the Company’s RSUs activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	129,131	$42.95	2.07	$7,076
Granted	41,363	$48.17
Vested	(27,996)	$43.83
Cancelled or forfeited	—	$—
Balance outstanding, September 30, 2023	142,498	$44.29	1.69	$7,208

The weighted average grant-date fair value per share of RSUs granted during the three months ended September 30, 2023 and 2022 was $44.52 and $0, respectively. The weighted average grant-date fair value per share of RSUs granted during the nine months ended September 30, 2023 and 2022 was $48.17 and $0, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Classified within research and development expense	$1,986	$4,195	$5,485	$6,780
Classified within general and administrative expense	3,753	7,536	9,896	12,423
Total stock-based compensation expense	$5,739	$11,731	$15,381	$19,203

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2023, total unrecognized compensation cost related to unvested stock options and RSUs was $38,933 and $6,110, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.33 years and 3.25 years, respectively.

9. Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a treatment for NASH/MASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover EFX to third parties.

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

During the three and nine months ended September 30, 2023 and 2022, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and nine months ended September 30, 2023 and 2022, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(39,659)	$(35,542)	$(96,573)	$(88,974)
Denominator:
Weighted average common shares outstanding, basic and diluted	55,613,120	38,663,469	51,506,766	36,364,284
Net loss per share, basic and diluted	$(0.71)	$(0.92)	$(1.87)	$(2.45)

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

	Three and nine months ended September 30,
	2023	2022
Options to purchase common stock	5,750,601	5,390,277
Unvested restricted stock units	142,498	—
Warrants to purchase common stock	45,898	36,718
Warrants available for future grant	137,700	146,880
	6,076,697	5,573,875

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2023, maturities of the Company’s operating lease liability was as follows:

2023 (remaining)	$82
2024	331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,313
Less imputed interest	(173)
Present value of operating lease liabilities	$1,140

As of September 30, 2023, the total lease liability was $1,140, of which $888 was noncurrent and $252 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2023 and 2022, the components of operating lease cost were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$243	$243
Short-term lease cost	General and administrative expense	36	—	125	29
Variable operating lease cost	General and administrative expense	8	9	27	52
Total operating lease cost		$125	$90	$395	$324

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$81	79	$240	$233
Weighted average remaining lease term (years)		3.8	4.8	3.8	4.8
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2023, the Company had non-cancelable purchase and other commitments under these agreements totaling $21,083.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023.

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

13. Subsequent event

The Company evaluated subsequent events through November 13, 2023, the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months and nine months ended September 30, 2023.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis ("NASH/MASH"), a disease without any approved therapies. NASH/MASH is a severe form of metabolic dysfunction-associated steatotic liver disease ("MASLD"), characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin ("EFX"), is an analog of fibroblast growth factor 21 ("FGF21"), which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant response rates for fibrosis regression among patients with biopsy-confirmed pre-cirrhotic NASH/MASH and a positive trend observed for fibrosis regression among patients with compensated cirrhosis due to NASH, statistically significant response rates for NASH resolution among patients with biopsy-confirmed pre-cirrhotic NASH/MASH and among patients with biopsy-confirmed compensated cirrhosis due to NASH/MASH, and substantial consistency in results across multiple clinical trials on numerous other non-invasive endpoints, we believe EFX has the potential, if approved, to be an important medicine for treating NASH/MASH. A multi-trial Phase 3 program named SYNCHRONY has been initiated, with screening of two of the trials beginning in September 2023.

Results from five randomized, double-blind, placebo-controlled clinical trials evaluating EFX have been reported, and across all trials reported to date a total of 385 adult patients with either NASH/MASH and/or T2D have been treated with EFX and evaluated for up to 96 weeks. An additional 50 healthy overweight volunteers were treated with EFX as part of a Phase 1 biocomparison study.

In the third quarter of 2022, we reported Week 24 results of the 96-week Phase 2b HARMONY study in patients with pre-cirrhotic NASH/MASH (F2-F3) fibrosis. Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of NASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg achieved NASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and NASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with an additional significant reduction in body weight observed for the 50mg dose group. Across EFX groups, the most frequent adverse events were gastrointestinal, and mainly of mild severity. We believe these results favorably differentiate EFX within the NASH/MASH landscape.

In the fourth quarter of 2023 we reported Week 36 results of the 96-week Phase 2b SYMMETRY study in patients with biopsy-confirmed compensated cirrhosis due to NASH/MASH (F4, Child-Pugh class A) or cryptogenic cirrhosis presumed secondary to NASH/MASH. Although statistical significance was not achieved on the primary endpoint of fibrosis improvement at 36 weeks, a numerical trend was observed with 22% and 24% of the 28mg and 50mg EFX-treated groups, respectively, experiencing at least a one-stage improvement in liver fibrosis and no worsening of NASH, compared with 14% for placebo. In addition, 4% of patients in each of the EFX-treated groups experienced a three- or two-stage fibrosis improvement (i.e., from compensated cirrhosis (F4) to F1 or F2) without worsening of NASH, compared with 0% for placebo. Statistically significant rates of NASH resolution were observed in 67% and 60% of patients at week 36 were observed for the 28mg and 50mg EFX-treated groups, respectively, compared with 26% for placebo. Although no head-to-head comparative studies have been conducted, these response rates represent the highest reported to date for NASH resolution in this patient population. Statistically significant improvements were also observed for both EFX groups in non-invasive markers of liver injury and fibrosis, insulin sensitization and lipoproteins. In addition, EFX was reported to be generally well-tolerated.

The SYMMETRY study included an expansion cohort, known as Cohort D, which evaluated the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist in patients with pre-cirrhotic NASH/MASH (F1-F3 fibrosis) and Type 2 diabetes. In June 2023, the Company reported positive topline results from Cohort D, including that patients treated with EFX 50mg for 12 weeks combined with GLP-1 achieved a statistically significant 65% relative reduction in liver fat, compared to a 10% relative reduction for GLP-1 alone and that 88% of patients treated with EFX combined with GLP-1 had normalized liver fat at week 12, a statistically significant difference relative to 10% of those treated with GLP-1 alone. EFX was reported to be generally well tolerated in Cohort D with comparable results for the EFX (N=21) and placebo (N=10) groups and the overall tolerability profile was similar to that observed in our BALANCED and HARMONY studies.

The FDA has granted Fast Track designation and Breakthrough Therapy Designation for EFX for the treatment of NASH/MASH, while the EMA has granted Priority Medicines ("PRIME") designation. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines for which early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy Designation is designed to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available treatments. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization ("MA") applications.

Supported by data from five separate clinical trials in patients with NASH/MASH and/or T2D, we believe EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, important FGF21 analog and promising monotherapy for the treatment of NASH/MASH, if approved. NASH/MASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of NASH/MASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for a potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both NASH/MASH and T2D who are expected to be treated with GLP-1 therapeutics to manage their weight and T2D.

Screening for a multi-trial Phase 3 program called SYNCHRONY began in September 2023. The planned Phase 3 program consists of three trials, SYNCHRONY Histology, SYNCHRONY Real-World, and SYNCHRONY Outcomes. We expect to enroll the first patients into SYNCHRONY Histology and SYNCHRONY Real-World during December 2023. SYNCHRONY Histology will evaluate the efficacy of 28 and 50mg doses of EFX in patients with biopsy confirmed pre-cirrhotic NASH/MASH, with fibrosis stage 2 or 3 (F2-F3). The primary endpoint is ≥ 1-stage fibrosis improvement and resolution of NASH. SYNCHRONY Real-World will assess the safety and tolerability of EFX in patients with non-invasively diagnosed NASH/MASH or MASLD. Key secondary endpoints for each of SYNCHRONY Histology and SYNCHRONY Real-World will include change in biomarkers of fibrosis and other established non-invasive endpoints. A Type B, End-of-Phase 2 meeting request was submitted to FDA in October 2023 to review the Week 36 results of the Phase 2b SYMMETRY study. We expect to finalize the design of the third Phase 3 clinical trial within the SYNCHRONY program, SYNCHRONY Outcomes, after conferring with the FDA during this Type B meeting. SYNCHRONY Outcomes is currently planned, subject to further dialogue with regulatory authorities, to evaluate the efficacy and safety of EFX in a compensated cirrhotic population, for which the primary endpoint will be clinical outcomes, with a cohort of patients evaluated for a histology endpoint that may be submitted together with results from the SYNCHRONY Real-World study for marketing approval. Feedback from regulatory authorities in connection with the Week 36 SYMMETRY results could result in changes to the planned design or lead and/or timing of the SYNCHRONY program.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have principally raised capital through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings, including a $25.0 million equity investment from Pfizer, Inc., in 2020, 2022 and 2023. We have also borrowed $25.0 million from a Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $96.6 million and $89.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our net losses were $112.0 million and $100.8 million for the years ended December 31, 2022 and 2021, respectively. As of September 30, 2023, we had an accumulated deficit of $518.9 million.

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

As of September 30, 2023, we had cash, cash equivalents, short-term and long-term marketable securities of $613.0 million. Taken together, we believe this will be sufficient to fund our current operating plan into 2026.

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

Results of operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$38,634	$25,087	$13,547	54%
General and administrative	7,981	11,004	(3,023)	(27)%
Total operating expenses	46,615	36,091	10,524	29%
Loss from operations	(46,615)	(36,091)	(10,524)	29%
Interest expense	(888)	(324)	(564)	174%
Other income, net	7,844	873	6,971	799%
Net loss	$(39,659)	$(35,542)	$(4,117)	12%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$32,943	$18,873	$14,070	75%
Personnel and other R&D related expenses	5,691	6,214	(523)	(8)%
Total research and development expenses	$38,634	$25,087	$13,547	54%

Research and development expenses were $38.6 million and $25.1 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $13.5 million. Direct costs for our EFX program increased $14.1 million, attributed primarily to a $7.8 million increase in third-party contract manufacturing expenses for EFX, a $7.0 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials, offset by a $0.7 million decrease in other research and development costs. Personnel and other research and development expenses decreased $0.5 million, due to a $1.7 million increase in wage and wage-related expenses resulting from increased staff, offset by a $2.2 million decrease in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $8.0 million and $11.0 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $3.0 million, which was due primarily to a $0.7 million increase in wage, wage-related and third party consulting expenses, offset by a $3.8 million decrease in stock-based compensation.

Interest expense

Interest expense was $0.9 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.6 million related to the Hercules term loan.

Other income, net

Other income, net was $7.8 million and $0.9 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $7.0 million which was due primarily to a $6.9 million increase in interest income from our investment portfolio.

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$88,406	$66,964	$21,442	32%
General and administrative	22,591	22,772	(181)	(1)%
Total operating expenses	110,997	89,736	21,261	24%
Loss from operations	(110,997)	(89,736)	(21,261)	24%
Interest expense	(2,202)	(377)	(1,825)	484%
Other income, net	16,626	1,139	15,487	1,360%
Net loss	$(96,573)	$(88,974)	$(7,599)	9%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$72,931	$54,110	$18,821	35%
Personnel and other R&D related expenses	15,475	12,854	2,621	20%
Total research and development expenses	$88,406	$66,964	$21,442	32%

Research and development expenses were $88.4 million and $67.0 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $21.4 million. Direct costs for our EFX program increased by $18.8 million, attributed primarily to a $10.3 million increase in CRO expenses related to our ongoing HARMONY and SYMMETRY clinical trials and a $9.3 million increase in third-party contract manufacturing expenses for EFX, offset by a $0.8 million decrease in other research and development expenses. Personnel and other research and development expenses increased $2.6 million, due to a $3.9 million increase in wage and wage-related expenses resulting from increased staff offset by a $1.3 million decrease in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future.

General and administrative expenses

General and administrative expenses were $22.6 million and $22.8 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $0.2 million which was due primarily to a $1.2 million increase in wage and wage-related expenses resulting from increased staff and a $1.1 million increase in third party consulting and other expenses, offset by a $2.5 million decrease in stock-based compensation.

Interest expense

Interest expense was $2.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. Interest expense is primarily related to the Hercules term loan.

Other income, net

Other income, net was $16.6 million and $1.1 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $15.5 million which was due primarily to a $15.6 million increase in interest income from our investment portfolio.

Liquidity and capital resources

From our inception through September 30, 2023, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2023, we had funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules on March 10, 2023. In April and May 2023, we received gross proceeds of $127.4 million in an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. From our inception through September 30, 2023, these and other funding sources have provided gross proceeds totaling $1,040.2 million. As of September 30, 2023, we had cash, cash equivalents short and long-term marketable securities of $613.0 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(96,740)	$(67,009)
Net cash (used in) provided by investing activities	(236,409)	37,620
Net cash provided by financing activities	352,814	252,909
Net increase in cash, cash equivalents and restricted cash	$19,665	$223,520

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023 was $96.7 million, consisting of a net loss of $96.6 million offset by non-cash charges of $10.4 million, including $15.4 million of stock-based compensation expense, and a decrease in changes in our operating assets and liabilities of $10.6 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2023 was $236.4 million from the purchases and maturities of short and long-term marketable securities.

Cash provided by investing activities for the nine months ended September 30, 2022 was $37.6 million from the maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2023 was $352.8 million, including $15.0 million from a Term Loan provided by Hercules, $123.8 million of net proceeds from the ATM offering, $211.0 million of net proceeds from a registered direct offering and $2.8 million in proceeds from the exercise of stock options.

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

Contractual obligations and other commitments

During the three and nine months ended September 30, 2023, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Annual Report on Form 10-K for fiscal year 2022, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $22.4 million as of September 30, 2023, compared to $8.8 million as of December 31, 2022. The increase of $13.6 million was primarily attributable to $13.8 million increase in the purchase obligations to support the growth and expansion of our clinical trials activities, offset by a $0.2 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the Securities and Exchange Commission on March 17, 2023. There were no material changes to our critical accounting policies through September 30, 2023 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short and long-term marketable securities of $613.0 million as of September 30, 2023, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2023. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with NASH/MASH, significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b HARMONY or SYMMETRY studies, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing NASH/MASH and the significant competition for recruiting patients with NASH/MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by marketing approval for one or more investigational NASH/MASH drugs.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
the impact of geopolitical tensions, such as the ongoing armed conflict in Israel and the Gaza Strip, on clinical trial sites, such as those in Turkey and Israel, where we are currently planning to activate sites in our Phase 3 SYNCHRONY program;
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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Inc., Eisai, Inc., Eli Lilly, GSK plc, and Company, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., 89bio, D&D Pharmatech, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., North Sea Pharmaceuticals, Regeneron Pharmaceuticals, Inc., Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc. and Viking Therapeutics, Inc. are or may be pursuing the development or marketing of pharmaceuticals that target NASH/MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as NASH/MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the long-term follow-up portions of the HARMONY study or the SYMMETRY study will be completed or the Phase 3 SYNCHRONY program or any future clinical trials will enroll or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•
challenges and delays in activating planned clinical trial sites globally due to the impact of geopolitical tensions, including the ongoing armed conflict in Israel and the Gaza Strip;
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

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient ("API")) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product ("DP") including a DP-device combination to be used in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which have both been released for Phase 3 clinical use. We plan to enter into new commercial supply agreements with each of Boehringer Ingelheim and Vetter at the appropriate time. For Phase 3 clinical studies, the formulation used for API manufacture has been modified to enable production of a lyophilized DP rather than the frozen liquid used in Phase 2b studies. This change improves long-term pharmaceutical stability of the DP, making it suitable as the potential commercial presentation. A program of pharmaceutical and clinical studies has shown that the DP-device presentation to be used in Phase 3 studies is comparable to that used for Ph2b.

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

We do not have, and we do not currently plan to acquire or build the facilities or internal capabilities to manufacture bulk drug substance, finished drug product or delivery device for use in clinical trials or commercialization. To a large extent, that makes us dependent on the goodwill of our contract manufacturing partners to quickly fix deviations that will inevitably occur during the manufacturing of our product and to manufacture API and/or the DP-device combination in sufficient quantities to meet commercial demand, if approved for marketing. Any delay or interruption in the supply of clinical trial materials on our contract manufacturing partners, could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials altogether.

A new lyophilized EFX DP-device combination product for commercial use is being evaluated in the Phase 3 SYNCHRONY program. The dual-chamber prefilled syringe is being manufactured by Vetter. cGMP-compliant batches have been released and shipped for the Phase 3 SYNCHRONY program. The corresponding CMC modules of the IND application covering API and DP-device combination have been reviewed by FDA.

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

We have expended and will continue to expend our limited resources to pursue a particular therapeutic candidate or indication, such as our focus on developing EFX for the treatment of NASH/MASH, and may fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have focused our extensive research and development efforts on EFX for the treatment of NASH/MASH. Therefore, we have, and in the future may, forego or delay pursuit of opportunities with other therapeutic candidates or for other indications that later prove to have greater commercial potential. We are highly dependent on the success of the future clinical trials of EFX, the outcomes of which are uncertain. Because EFX is our first and only therapeutic candidate, if it encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our platform could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and EFX for the treatment of NASH/MASH may not yield any commercially viable therapeutic candidates. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate or misread trends in the biopharmaceutical industry, in particular for serious metabolic diseases, we may relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such therapeutic candidate.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our ongoing HARMONY study, for which we have reported Week 24 results, and our ongoing SYMMETRY study, for which we have reported Week 36 results, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our SYNCHRONY Phase 3 trials, two of which began screening in September 2023, may be insufficient to demonstrate that our potential products will be active, safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a NASH/MASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any BLA for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

In addition, certain of our hypotheses regarding the potential clinical and therapeutic benefit of EFX compared to other candidates in development for NASH/MASH are based on cross-trial comparisons of results that were not derived from head-to-head preclinical studies or clinical trials. These observations, which do not reflect robust comparative analyses, may suggest misleading similarities or differences due to differences in study protocols, conditions and patient populations, and may not be reliable predictors of the relative efficacy or other benefits of EFX compared to other product candidates that are in development for the treatment of NASH/MASH.

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

Although we plan to devote a majority of our resources to the continued nonclinical and clinical testing and potential approval of EFX for the treatment of patients with NASH/MASH, another key element of our strategy is to discover, develop and commercialize a portfolio of products. We are seeking to do so through the identification and potential development of additional pipeline programs, but our resources are limited, and those that we have are geared towards nonclinical and clinical testing and seeking regulatory approval of EFX for the treatment of patients with NASH/MASH. We may also explore strategic collaborations for the development or acquisition of new product candidates, but we may not be successful in entering into such relationships. EFX is our only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific advisors for our business success. We do not maintain “key person” insurance for any of our key personnel. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the expertise of our scientific advisors in the NASH/MASH field. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidate or any future product candidates.

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

As of October 31, 2023, we had 51 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Several third parties are actively researching and seeking and obtaining patent protection in the NASH/MASH field, and there are issued third-party patents and published third-party patent applications in these fields. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies.

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

EFX is being developed, and future product candidates may be developed, as combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug/biologic components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States and Europe. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug or biologic and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in Europe.

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

For example, we have received a Breakthrough Therapy designation for EFX for the treatment of NASH/MASH and we may seek a Breakthrough Therapy designation for some of our product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for designation.

In addition, in October 2021, the FDA granted Fast Track designation for EFX for the treatment of NASH/MASH, and we may seek Fast Track Designation for some of our future product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for EFX for the treatment of NASH/MASH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Even if we obtained regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. For example, if EFX is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (also referred to as Subpart E regulations), we will be required to conduct additional confirmatory clinical trials demonstrating the clinical benefit on the ultimate outcome of NASH/MASH. Further, even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and California Consumer Privacy Act of 2018 (“CCPA”)), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the EU General Data Protection Regulation ("GDPR") (discussed below in the European Data Collection subsection). Specifically, the act established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

Further, the CCPA was amended by the California Privacy Rights Act ("CPRA") which entered into force on January 1, 2023. The CPRA creates additional obligations with respect to processing and storing personal information. Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with twelve other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA. Despite the similarities, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2023 and 2022, we reported net losses of $96.6 million and $89.0 million, respectively. For the years ended December 31, 2022 and 2021, we reported net losses of $112.0 million and $100.8 million, respectively. As of September 30, 2023, we had an accumulated deficit of $518.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

Though Phase 3 clinical development of EFX has been initiated, we do not expect to receive revenue from EFX for a number of years, if ever. To date, we have not generated any revenue and we will not be able to generate product revenue unless and until EFX, or any future product candidate, successfully completes clinical trials, receives regulatory approval, and is commercialized. We may seek to obtain revenue from collaboration or licensing agreements with third parties. Our ability to generate future product revenue from EFX or any future product candidates also depends on a number of additional factors, including our, or our current and future contractors’ and collaborators’, ability to:

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

As of September 30, 2023, we had $613.0 million of cash, cash equivalents, short-term and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we currently plan to activate sites for our SYNCHRONY trials in Israel and Turkey in 2024. These plans may be materially impacted or delayed by the ongoing armed conflict in Israel and the Gaza Strip and could result in difficulties securing necessary clearance from regulatory authorities, activating clinical trial sites, and screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although we are not a borrower or party to any such instruments with SVB, or any other financial institution currently in receivership, if Hercules, or any of our future lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds.

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

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, as of December 31, 2023, we will no longer qualify as a "smaller reporting company" or as a "non-accelerated filer." As such, we will incur significant additional expenses in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we will be subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a smaller reporting company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2023 and October 31, 2023, our stock price has ranged from $11.25 to $58.38. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

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

AKERO THERAPEUTICS, INC.

Date: November 13, 2023	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)