Form 10-K
period 2023-12-31
Akero Therapeutics, Inc.
filed 2024-02-29
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,517,511,353 as of June 30, 2023 (based on a closing price of $46.69 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2024, the total number of shares outstanding of the registrant’s Common Stock was 56,297,528 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2024 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2023. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business includes:

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with metabolic dysfunction-associated steatohepatitis (“MASH,” formerly known as nonalcoholic steatohepatitis, or NASH), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.
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
•
Business interruptions resulting from public health crises, as well as from geopolitical and military conflicts such as the ongoing Russia-Ukraine and Israel-Hamas conflicts, could cause disruption of the development of our product candidates and adversely impact our business.

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
•
our ability to successfully initiate, enroll, conduct and complete three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with FDA and other regulatory authorities on clinical trial designs and the enrollment of patients and activation of the first clinical trial sites in Israel and Turkey amidst the ongoing armed conflict in Israel and the Gaza Strip;
•
our ability to maintain our expected timeline for reporting week 96 results of the Phase 2b clinical trial of EFX in patients with MASH who have F2 or F3 fibrosis, known as the HARMONY study;
•
our ability to successfully conduct and complete our ongoing 96-week Phase 2b clinical trial of EFX in patients with compensated cirrhosis due to MASH (F4), known as the SYMMETRY study, including the ability to obtain data and maintain our expected timelines;
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

PART I

Item 1. Business

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

Results from five randomized, double-blind, placebo-controlled clinical trials evaluating EFX have been reported, and across all trials reported to date a total of 385 adult patients with either MASH and/or type 2 diabetes have been treated with EFX and evaluated for up to 96 weeks. An additional 50 healthy overweight volunteers were treated with EFX as part of a Phase 1 biocomparison study.

In the third quarter of 2022 we reported week 24 results of the 96-week Phase 2b HARMONY study in patients with pre-cirrhotic MASH (fibrosis stage 2 or 3, or F2-F3). Both the 50mg and 28mg EFX dose groups achieved statistical significance on primary and secondary histology endpoints after 24 weeks. On the primary endpoint of at least a one-stage improvement of fibrosis without worsening of MASH, the 50mg group (41%) and 28mg group (39%) had a response rate approximately double that of placebo (20%). In addition, 76% of patients treated with 50mg EFX and 47% of those treated with 28mg experienced MASH resolution without worsening of fibrosis, which represented response rates approximately three to five times the placebo rate of 15%. We also observed 41% and 29% response rates for the 50mg and 28mg dose groups, respectively, on a combined endpoint of at least a one-stage improvement in fibrosis and MASH resolution, which were approximately six to eight times the 5% placebo rate. Significant improvements in non-invasive fibrosis markers, liver fat, liver enzymes, lipoproteins, and glycemic control were also observed for both EFX dose groups, with a significant reduction in body weight observed for the 50mg dose group. We believe these results favorably differentiate EFX within the MASH landscape.

In the fourth quarter of 2023 we reported Week 36 results of the 96-week Phase 2b SYMMETRY study in patients with biopsy-confirmed compensated cirrhosis due to MASH (fibrosis stage 4, or F4, Child-Pugh class A) or cryptogenic cirrhosis presumed secondary to MASH. Although statistical significance was not achieved on the primary endpoint of fibrosis improvement at 36 weeks, a numerical trend was observed with 22% and 24% of the 28mg and 50mg EFX-treated groups, respectively, experiencing at least a one-stage improvement in liver fibrosis and no worsening of MASH, compared with 14% for placebo. A subgroup analysis of patients with more advanced cirrhosis, comprised of patients diagnosed with cirrhosis at least six months prior to receiving the first dose of EFX or with cryptogenic cirrhosis, showed a trend toward reversal of fibrosis, with 22% (p=0.051) and 10% (p=0.366)of the 50mg and 28mg dose groups, respectively, experiencing at least a one-stage improvement in liver fibrosis with no worsening of MASH, compared to only 3% for placebo. In addition, 2 patients (or 4% of patients) in each of the EFX-treated groups experienced at least a two-stage fibrosis improvement (i.e., from cirrhosis (F4) to F1 or F2) without worsening of MASH, compared with 0% for placebo. Statistically significant rates of MASH resolution were observed in 67% and 60% of patients at week 36 for the 28mg and 50mg EFX-treated groups, respectively, compared with 26% for placebo. Although no head-to-head comparative studies have been conducted, these response rates represent the highest reported to date for MASH resolution in this patient population and the first known public report of statistically significant MASH resolution. Statistically significant improvements were also observed for both EFX groups in non-invasive markers of liver injury and fibrosis, insulin sensitization and lipoproteins. We believe longer exposure to EFX among patients with compensated cirrhosis due to MASH or cryptogenic cirrhosis has the potential to show higher rates of fibrosis improvement. Week 96 results for the Phase 2b SYMMETRY study are expected to be reported in the first quarter of 2025.

The SYMMETRY study included an expansion cohort in patients with pre-cirrhotic MASH (F1-F3) and type 2 diabetes, known as Cohort D, which evaluated the safety and tolerability of EFX compared to placebo when added to an existing GLP-1 receptor agonist, or GLP-1. In June 2023, the Company reported positive topline results from Cohort D, including that patients treated with EFX 50mg for 12 weeks combined with GLP-1 achieved a statistically significant 65% relative reduction in liver fat, compared to a 10% relative reduction for GLP-1 alone. In addition, 88% of patients treated with EFX combined with GLP-1 had normalized liver fat at week 12, a statistically significant difference relative to 10% of those treated with GLP-1 alone.

EFX has been reported to be generally well-tolerated across clinical trials of EFX. Most adverse events, or AEs, were mild or moderate. Diarrhea, nausea and vomiting as well as injection site reactions were generally the most common AEs. Treatment-emergent AEs leading to discontinuation through each study's primary analysis period have been low, ranging from less than 5% in patients with F1-F3 MASH to less than 10% in subjects with compensated cirrhosis due to MASH (F4).

Enrollment for a multi-trial, global Phase 3 program called SYNCHRONY began in December 2023. The planned Phase 3 program consists of three trials, SYNCHRONY Histology, SYNCHRONY Real-World, and SYNCHRONY Outcomes. SYNCHRONY Histology is evaluating the safety and efficacy of 28 and 50mg doses of EFX in patients with biopsy confirmed pre-cirrhotic MASH (F2-F3) with an estimated enrollment of up to 1,000 patients planned to complete the primary analysis. The primary endpoint, ≥1-stage fibrosis improvement and resolution of MASH after 52 weeks, is designed to support an application for accelerated approval. Additional patients will be enrolled and followed for long-term clinical outcomes to verify clinical benefit and support an application for full marketing approval. SYNCHRONY Real-World is assessing the safety and tolerability of EFX in patients with non-invasively diagnosed MASH or MASLD with an estimated enrollment of 700 patients, including up to 100 patients rolled over from Phase 2b studies of EFX. Key secondary endpoints for each of SYNCHRONY Histology and SYNCHRONY Real-World will include change in biomarkers of fibrosis and other established non-invasive endpoints. Initiation of the third study, SYNCHRONY Outcomes, is expected in the first half of 2024. SYNCHRONY Outcomes will evaluate the safety and efficacy of EFX for treatment of cirrhosis due to MASH. Consistent with feedback from the FDA in a recent Type B meeting, there will be two primary endpoints: (1) evaluation of histology from a cohort of patients who will be biopsied after 96 weeks of treatment to assess the extent of regression of hepatic fibrosis and (2) assessment of clinical outcomes to support an application for full marketing approval. Further details of the SYNCHRONY Outcomes study will be made available at after the study protocol is finalized.

The FDA has granted both a Fast Track designation and Breakthrough Therapy designation for EFX for the treatment of MASH. In addition, the European Medicines Agency, or EMA, has granted a Priority Medicines, or PRIME, designation for EFX for the treatment of MASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy Designation is meant to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization, or MA, applications.

In five separate clinical trials in patients with MASH and/or type 2 diabetes, EFX has been observed to reverse fibrosis, resolve steatohepatitis, and help restore healthy metabolism to the whole body. Consequently, we believe EFX holds the potential to be an important medicine for treatment of MASH, if approved. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both MASH and type 2 diabetes who are expected to be treated with GLP-1 therapeutics to manage their diabetes.

In June 2018, we acquired exclusive global development and commercialization rights to EFX from Amgen Inc., or Amgen, which leveraged its deep protein engineering expertise to design and develop EFX. As of February 14, 2024, our patent portfolio relating to EFX and other peptides included 209 issued patents and 17 pending patent applications worldwide, with expected patent exclusivity up to 2034 in the United States, including potential patent term extension. Recently filed patent applications, if granted, may extend patent exclusivity to 2045. Since EFX is a biologic, marketing approval would also provide twelve years of market exclusivity from the approval date of a Biologics License Application, or BLA, in the United States.

Our management team has extensive experience in drug discovery, development and commercialization, and has been involved in the approvals of more than 20 medicines. Our Chief Executive Officer, Andrew Cheng, MD, PhD, was formerly Chief Medical Officer at Gilead, and responsible for clinical development for Gilead's HIV program. Our Chief Development Officer, Kitty Yale, led global clinical operations and management of Gilead’s oncology, HIV, inflammation and liver disease trials. Our Chief Scientific Officer, Tim Rolph, DPhil, was formerly Chief Scientific Officer of Pfizer's Cardiovascular & Metabolic Disease Research Unit, and oversaw Pfizer's FGF21 program. We believe that our team is well positioned to leverage its collective experience in drug development and in-depth knowledge of FGF21 biology and metabolic diseases to develop and commercialize products that will have significant benefits for patients with MASH and other serious metabolic diseases with high unmet medical need.

Our Strategy

Our goal is to become a leading biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need, with an initial focus on MASH. The key components of our strategy are to:

Advance EFX through clinical development in both pre-cirrhotic (F2-F3) and cirrhotic (F4, compensated) MASH. We believe that EFX has the potential to be an important medicine, if approved, for the treatment of MASH. Data from our Phase 2b HARMONY and SYMMETRY studies suggest that EFX has the potential to achieve substantial levels of fibrosis improvement as well as MASH resolution and improvements in glycemic control and lipoprotein profile. We are committed to accelerating development as much as possible for patients with either pre-cirrhotic or cirrhotic MASH, consistent with guidance from regulatory authorities.

Scale our capabilities to support development and commercialization of EFX. We are scaling our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market EFX. We have successfully manufactured drug substance at Boehringer Ingelheim and have successfully scaled up manufacturing of a new drug product-device combination at Vetter Pharma. Drug product-device combination units have been released for use in Phase 3 clinical trials. When appropriate, we intend to develop the commercial infrastructure required for bringing EFX to patients with MASH in the United States, if approved. We also plan to evaluate options, including potential strategic collaborations, for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China.

Leverage our knowledge of FGF21 biology to bring EFX to additional patients with metabolic diseases. Numerous publications have shown that increases in endogenous FGF21 expression occur in response to various types of metabolic and cellular stress arising from obesity, diabetes, mitochondrial diseases and cardiovascular disease, as well as MASH. EFX has been engineered to reproduce the biological activity profile of native FGF21 while also addressing certain therapeutic limitations, such as a short half-life. We are exploring opportunities to develop EFX for additional indications where there is a compelling scientific rationale, strong clinical tractability and significant unmet medical need.

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

Our Pipeline

Our pipeline is anchored by EFX, a potential treatment for MASH. We have one EFX program focused on patients with pre-cirrhotic MASH (F2-F3) and a second EFX program focused on patients with compensated cirrhosis due to MASH (F4).

Akero’s Pipeline

MASH Overview

MASH is a severe form of MASLD, which is driven by the global obesity epidemic. Patients with MASLD have an excessive accumulation of fat in the liver resulting from an excess of caloric intake over energy needs. In patients with MASH, excessive liver fat leads to hepatocyte stress, which triggers localized inflammation and can cause extensive scarring, or fibrosis, as the liver attempts to repair and replace damaged cells.

Patients with MASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As MASH progresses, cardiovascular-related morbidity and mortality also increase, with cardiovascular disease being the most frequent cause of death in patients with MASH. The prevalence of patients with advanced fibrosis (F2-F4) in the United States is projected to rise to 14.1 million by 2030, representing a roughly 100% increase from an estimated 6.7 million in 2016.

Diagnosis and disease burden

MASH is currently diagnosed through liver biopsy and its severity is measured using scoring systems that assess the extent and severity of steatosis, lobular inflammation, hepatocellular ballooning and fibrosis. Some patients may be diagnosed with MASH after presenting with symptoms such as general fatigue and nondescript abdominal discomfort. However, MASH diagnosis more commonly follows detection of elevated liver enzymes on routine lab tests or detection of an enlarged steatotic liver by abdominal imaging. Although noninvasive methods, including a combination of imaging, such as Magnetic Resonance Imaging Protein Density Fat Fraction, or, MRI-PDFF, and Visceral Transient Elastography, or FibroScan, and plasma biomarkers of fibrosis, such as Pro-C3, are being evaluated as potential diagnostic tools, none have yet been validated for use in formal diagnosis of MASH.

Two different scoring systems are most commonly used in the United States to measure the severity of MASH: the MASLD activity score, or MAS, and fibrosis stage. The MAS, which was developed for, and generally only used in, clinical trials, is a measure of liver histology that grades disease activity in patients with MASLD or MASH. A patient may receive a composite MAS score of 0-8, which is comprised of three individual scores: (1) steatosis, scored 0-3 according to the percentage of a microscopic field showing steatosis, (2) lobular inflammation, scored 0-3 according to the number of immune cell foci per optical field at 20-fold magnification, and (3) hepatocellular ballooning, scored 0-2 according to the number of ballooning cells in a microscopic field. In addition, staging is used to classify the extent and severity of fibrosis with a scoring system based on a scale from 0-4, or F0-F4. Early, discrete fibrosis is classified as F1 or F2, whereas bridging fibrosis is classified as F3. As more hepatocytes die and scarring becomes extensive, the liver becomes cirrhotic, which is classified as stage F4.

Patients with MASH are at increased risk of liver damage and other complications. Fibrosis is generally reversible in its early-to-mid stages. However, late-stage fibrosis can be irreversible in the absence of therapy and prevents the liver from performing its natural functions.

MASH is commonly associated with metabolic comorbidities, including obesity, type 2 diabetes and dyslipidemia, and with hypertension. In addition, the majority of patients with MASH also present with metabolic syndrome. As shown in the figure below, which is based on a pooled meta-analysis of multinational clinical trial data published in Hepatology (2017), liver-related mortality increases with fibrosis stage. As compared to healthy individuals, patients with MASH also experience higher all-cause morbidity and mortality resulting from major adverse cardiovascular events, and non-liver cancers. The most common cause of death in patients with MASH is cardiovascular disease. As with liver-related mortality, all-cause mortality also increases with fibrosis stage. Our focus is on patients with F2-F4 fibrosis, who have the highest liver-related and non-liver-related mortality rates among patients with MASH.

MASH Mortality Rates by Fibrosis Stage

Market size and trends

According to studies published in Hepatology (2018) and F1000Research (2018), more than one billion people worldwide were estimated to have MASLD in 2016, including an estimated 85 million individuals in the United States. Approximately 10-20% of patients with MASLD progress to MASH, including an estimated 17.3 million individuals in the United States and 16.4 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan in 2016. As the global population ages, the prevalence of MASH is projected to increase approximately 50% by 2030 to a total of 27.0 million individuals in the United States and 22.5 million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom and Japan. However, MASH afflicts all age groups, including teenagers and young adults, for whom the loss of quality-adjusted life years will be substantial unless progression to late-stage diseases can be halted or reversed. According to a study published in Hepatology (2016), in the absence of approved therapies, direct healthcare costs associated with MASLD and MASH in the United States were estimated to be approximately $100 billion in 2016.

Growth in prevalence of MASH in the United States is projected to be greatest in patients with stage F2-F4 fibrosis, with more than a doubling across these stages between 2016 and 2030 and higher growth rates with each advancing fibrosis stage. More than 14 million Americans are projected to have MASH with F2, F3 or F4 fibrosis in the United States by 2030, with over ten million aggregate individuals in France, Germany, Italy, Spain, the United Kingdom, and Japan. This rapid growth in advanced fibrosis reflects the obesity epidemic that developed in the late 20th century, with patients progressing through MASLD to advanced MASH over the last 20-30 years.

Emerging therapies in development

There are no therapies currently approved for treatment of MASH. The current standard of care is diet and exercise. Although diet and exercise can be effective when maintained, adherence to this treatment regimen is generally poor. In addition, according to studies in Gastroenterology (2016) and the New England Journal of Medicine (2021), a substantial portion of patients who achieve significant weight loss do not experience fibrosis regression and, among those who do reverse fibrosis, it typically takes 4-5 years.

The multistep progression of MASH pathogenesis offers a variety of potential approaches for therapeutic intervention and many of these approaches have been explored with one or more therapeutic candidates. Many MASH therapeutic candidates have had discouraging clinical trial results due to unfavorable efficacy and/or safety results, with a substantial number of programs discontinued. Disappointing clinical results have especially been associated with therapeutic candidates designed to target late-stage disease by mitigating inflammation and reversing fibrosis, which have been labeled as “anti-fibrotic” mechanisms. Available data suggest that focusing only on suppressing inflammation and fibrosis is unlikely to deliver sustained reversal of fibrosis or resolution of MASH because the processes underlying MASH pathogenesis are not being addressed.

Clinical data has been more promising for “metabolic” therapeutic mechanisms that target earlier stages of MASH pathogenesis, including excessive liver fat accumulation. Recent data for metabolic therapeutic candidates are consistent with data from anti-viral treatment of hepatitis C, or modification of diet and exercise as a treatment for MASH. In each of these two cases, targeting the processes underlying inflammation and fibrosis of the liver can lead to reversal of fibrosis, even without a directly anti-fibrotic intervention. However, some of the encouraging data for metabolic therapeutic mechanisms has been offset by unwanted side effects, which may limit their ability to be used as treatment for patients with MASH. For instance, some MASH candidates have been shown to substantially increase plasma levels of low-density lipoprotein cholesterol, or LDL-C, or triglycerides, each of which is an independent causal risk factor for cardiovascular disease. Patients with MASH are already at increased risk for cardiovascular events. We therefore believe interventions that could be associated with increased cardiovascular risk may struggle to gain marketing approval from regulatory authorities and, if approved, may not be prescribed widely by treating physicians, particularly among patients with pre-cirrhotic MASH.

One investigational MASH drug product, resmetirom, a selective agonist of thyroid hormone receptor-β, has completed Phase 3 clinical trials and has the potential to be approved for marketing in the United States as early as March 14, 2024. This investigational product appears to act primarily by regulating fat metabolism that helps address the underlying disease drivers of MASH, as reflected in reported response rates for MASH resolution without worsening of fibrosis.

We believe the greatest potential for effective MASH treatment requires addressing both the late-stage fibrosis and the underlying processes of MASH pathogenesis, combined with a favorable cardiovascular profile and minimal potential for drug-drug interactions associated with small molecules. Some MASH candidates are being evaluated for use in combination with one or more other investigational or marketed drugs to intervene at different stages of MASH pathogenesis and manage unwanted side effects. However, combining multiple interventions, particularly multiple small molecules, places an additional burden of drug metabolism and clearance upon already stressed hepatocytes.

We believe EFX has the potential to address the complex pathogenesis of MASH as a foundational monotherapy: reducing liver fat, restoring metabolic balance, and reversing fibrosis while simultaneously improving independent risks of cardiovascular disease, without worsening MASH pathogenesis.

Harnessing FGF21’s Natural Metabolic and Anti-Fibrotic Effects

EFX harnesses the natural properties of FGF21 as a potential treatment for MASH. Specifically, EFX has been engineered to overcome the limitations of endogenous FGF21 by extending half-life from less than two hours to approximately 3 days while maintaining FGF21’s natural role in alleviating cellular stress and regulating whole-body metabolism. Consequently, EFX has the potential to address the underlying metabolic disease drivers of MASH while also reversing liver fibrosis. We believe EFX has the potential to be the leading FGF21 analog that most closely mimics the native protein with a half-life that supports convenient weekly dosing.

Overview of FGF21 biology

Fibroblast growth factors, or FGFs, are a large family of cell-signaling proteins involved in the regulation of many processes within the body. FGF21 is part of a sub-family known as endocrine FGFs, which are unique among FGFs because they initiate their biological effects by binding tightly to a cell surface receptor known as Beta Klotho, or Klotho. After this initial binding, FGF21 triggers signaling pathways within cells, such as hepatocytes and adipocytes, by binding to a second class of cell-surface receptor, known as the FGF receptors, or FGFRs. FGF21 binds to three specific FGFRs, known as FGFR1c, FGFR2c and FGFR3c. Once a co-receptor complex has formed with Klotho and one of the FGFRs, a series of intracellular signaling cascades is initiated. These signaling cascades enable FGF21 to exert its biological functions, which include regulation of energy homeostasis, glucose-lipid-protein metabolism and insulin sensitivity, and modulation of pathways that mitigate against intracellular stress. FGF21 cannot signal through cell membranes without both an intact C-terminus and an intact N-terminus to bind, respectively, to Klotho and FGFR. We believe EFX has been engineered to maximize binding at both the C-terminus and N-terminus, which distinguishes EFX from other FGF21 analogs.

EFX is designed to overcome the limitations of native FGF21 as a therapeutic

EFX has been engineered to retain balanced agonism across FGFR1c, FGFR2c and FGFR3c. Specifically, EFX delivers: (1) protection against proteolysis and reduced renal clearance, (2) a half-life of approximately 3 days, (3) lower susceptibility to aggregation in solution and (4) enhanced binding affinity for Klotho. These attributes are accomplished through a combinataion of three amino acid substitutions in the FGF21 protein sequence and fusion to a human IgG1 Fc-domain similar to the platform used for Enbrel and Trulicity. As illustrated in the figure below, each EFX molecule consists of two Fc-FGF21 molecules linked by two disulfide bridges. The N-terminus of the FGF21 moiety is connected to the Fc portion of EFX through a polyglycine-serine linker. Our patents include claims directed to Fc fusion with a recombinantly modified FGF21 as well as claims directed to an FGF21 polypeptide comprising combinations of point mutations at positions 98, 171 and 180 of mature human FGF21. Pharmacokinetic modeling based on analysis of intact, active EFX in human serum after weekly administration of EFX for 16-24 weeks in the Phase 2a BALANCED and Phase 2b HARMONY studies indicates steady-state exposure is attained between weeks 4 and 8. More than a two-fold increase in exposure to EFX is observed for 50mg relative to 28mg despite a less-than-two-fold increase in dose. Subsequent analysis of SYMMETRY data indicates a similar relationship.

Protein engineering of EFX

Based on recent in vitro analysis as well as the robust results of clinical trials evaluating EFX, we believe the bivalent structure of EFX, with two FGF21 monomers covalently linked via the disulfide bridges of the Fc fragment, may confer a longer duration of pharmacological activity relative to analogs of FGF21 based on single chain configurations. The bivalent configuration of EFX was associated with a 100-fold greater affinity of EFX for Klotho than corresponding single chain configurations.

EFX maintains balanced agonism of FGFR1c, FGFR2c and FGFR3c to mimic native FGF21

EFX was designed through an empirical process that incorporated in vitro and in vivo measurements of receptor agonism to assess which of many tested discovery candidates yielded the most attractive drug properties. EFX was selected for clinical evaluation over other potential candidates, which included a proprietary PEGylated FGF21 analog and two versions of a two-point mutation Fc-fusion protein known as RG (with mutations at positions 98 and 171, but not 180), one of which had the Fc fused to the C-terminus while the other had it fused to the N-terminus of the modified FGF21. Among the candidates tested, in vitro assays showed EFX to be the most potent agonist for each of FGFR1c, FGFR2c, and FGFR3c with potency comparable to recombinantly expressed human FGF21.

In vitro receptor agonism assays based on recombinant cell lines expressing human receptors do not necessarily predict in vivo pharmacological activity in humans. Because distribution of FGF21's receptors is tissue-dependent, the in vivo activity of EFX against different receptors can be evaluated in clinical studies using tissue-specific markers. For example, activation of FGFR1c expressed in adipose tissue results in secretion of adiponectin and higher serum adiponectin levels. Likewise, activation of FGFR2c, which appears to be the most highly expressed FGF21 receptor in the liver, appears to be associated with reduced secretion of apolipoprotein-B, or Apo-B. On a placebo-adjusted basis among patients treated with 50mg EFX, across 5 clinical trials of 12- 36 weeks in duration, levels of adiponectin approximately doubled and Apo-B decreased by 10-20%.

The effects observed in clinical trials with EFX contrast with observations from clinical trials evaluating certain pegylated or glycopegylated FGF21 analogs, which we believe may be attributed to the potential for pegylated proteins to accumulate in the liver. For example, each of two FGF21 analogs for which results have been reported publicly, have shown smaller reductions in triglycerides (which are largely carried on Apo-B-containing particles) and smaller increases in adiponectin than reported for 50mg EFX. We believe the unique and proprietary engineering of EFX, including its targeted amino acid substitutions and Fc fusion scaffold, as described above, may be responsible for the differentiated clinical effects observed after treatment with EFX compared with other FGF21 analogs.

EFX exerts both metabolic and anti-fibrotic effects

We believe intervening across the core processes underlying MASH pathogenesis is the most effective way to restore health to the liver and reduce the risk of cardiovascular disease associated with MASH, which is the leading contributor to mortality and morbidity. By mimicking FGF21, EFX has the potential to intervene in each of the core processes underlying MASH pathogenesis, acting as both a metabolic and anti-fibrotic therapeutic agent. EFX acts to leverage whole-body metabolism to redirect calories away from the liver to peripheral tissues, including adipose tissue, thereby reducing fat deposited in the liver and decreasing the rate of fat oxidation by the liver. Through this activity, EFX reduces fibrosis both indirectly, as a result of alleviating hepatocyte stress, and directly, by suppressing local inflammation and activation of collagen-secreting myofibroblasts that lay down fibrotic tissue.

Phase 3 Evaluation of EFX

EFX is being evaluated in two ongoing Phase 3 clinical trials, which are part of a three-study program called SYNCHRONY. The first of these studies, SYNCHRONY Histology, is evaluating the safety and efficacy of 28 and 50mg doses of EFX in patients with biopsy-confirmed, pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3) with an estimated enrollment of up to 1,000 patients planned to complete the primary analysis. Patients will receive weekly injections of 28mg EFX, 50mg EFX, or placebo. The primary endpoint, to support an application for accelerated approval in the United States, is the proportion of patients experiencing ≥ 1-stage fibrosis improvement and resolution of MASH after 52 weeks of treatment. Additional patients will be enrolled and followed for long-term clinical outcomes to verify clinical benefit and support conversion to full marketing approval. A second study, SYNCHRONY Real-World, is expected to enroll approximately 600 patients with MASH or MASLD diagnosed by non-invasive tests to receive weekly injections of EFX 50mg or placebo. Approximately 100 patients rolled over from Phase 2b studies are expected to bring the Real-World study size to 700. The primary endpoint of safety and tolerability will be assessed after 52 weeks of treatment. Key secondary endpoints in both the Histology and Real-World studies include changes from baseline in non-invasive markers of liver injury and fibrosis, glycemic control and lipids.

Trial Designs for SYNCHRONY Histology and SYNCHRONY Real-World Studies

The third planned Phase 3 study, SYNCHRONY Outcomes, is expected to be initiated in the first half of 2024 and will evaluate the safety and efficacy of EFX for treatment of cirrhosis due to MASH. Consistent with feedback from the FDA in a recent Type B meeting, there will be two primary endpoints: (1) evaluation of histology from a cohort of patients who will be biopsied after 96 weeks of treatment to assess the extent of regression of hepatic fibrosis and (2) assessment of clinical outcomes to support an application for full marketing approval. Further details of the SYNCHRONY Outcomes study will be made available after the study protocol is finalized.

In all EFX Phase 3 studies, patients will self-administer EFX using the LyoJect 3S dual chamber syringe, a pre-filled device intended for commercial use in the event EFX is approved for marketing. This optimized formulation delivers blood levels of EFX comparable to those of the liquid formulation used in prior clinical studies.

Phase 2b Evaluation of EFX

Our Phase 3 SYNCHRONY program evaluating EFX for treatment of pre-cirrhotic and cirrhotic MASH builds on the results of two separate 96-week Phase 2b studies, the HARMONY study in patients with pre-cirrhotic MASH (F2-F3) and the SYMMETRY study in patients with compensated cirrhosis due to MASH (F4).

Biopsy Analysis in Phase 2b HARMONY and SYMMETRY Studies

Consistent with FDA recommendations, the HARMONY and SYMMETRY studies evaluate all biopsies using consensus readers. Two independent and cross-trained pathologists score each biopsy for NAS score and fibrosis stage. If there are any differences on any component of pathology scoring, the two pathologists determine if consensus can be reached. In the absence of consensus, a third pathologist would adjudicate between the first two pathologists’ scores. Adjudication by a third pathologist has not yet been required because the two principal pathologists achieved consensus on interpretation of all week 24 and week 96 HARMONY biopsy samples to date.

Per applicable FDA guidance regarding endpoints recommended for use in Phase 3 clinical trials, the HARMONY and SYMMETRY studies’ primary and key secondary histology endpoints are defined as:

•
Proportion of subjects who achieve improvement in liver fibrosis greater than or equal to one stage (MASH CRN fibrosis score) and no worsening of steatohepatitis (defined as no increase in NAS for ballooning, inflammation, or steatosis)
•
Proportion of subjects who achieve resolution of steatohepatitis (defined as a NAS score of 0–1 for inflammation, 0 for ballooning, and any value for steatosis) and no worsening of liver fibrosis on MASH CRN fibrosis score.
•
Proportion of subjects who achieve improvement in liver fibrosis greater than or equal to one stage and no worsening of steatohepatitis (as defined above).

Phase 2b HARMONY Study in Patients with Pre-Cirrhotic MASH (F2-F3)

The Phase 2b HARMONY study was a 96-week multicenter, randomized, double-blind, placebo-controlled, dose-ranging trial in biopsy-confirmed adult patients with pre-cirrhotic MASH (F2-F3). The study enrolled a total of 128 patients, randomized to receive once-weekly subcutaneous dosing of 28mg or 50mg EFX or placebo. The primary efficacy endpoint for the study was the proportion of subjects who achieved at least a one-stage improvement in fibrosis without worsening of MASH at week 24. Key secondary histology endpoints included MASH resolution without worsening of fibrosis and a composite endpoint of both MASH resolution and fibrosis improvement at weeks 24 and 96, as well as fibrosis improvement without worsening of MASH at week 96. Additional secondary measures included change from baseline in liver fat, markers of livery injury, noninvasive markers of liver fibrosis, glycemic control, lipoproteins, and body weight at 24 and 96 weeks as well as safety and tolerability measures.

The figure below summarizes the study design.

Phase 2b HARMONY Study Design

Both the 50mg and 28mg EFX doses achieved statistical significance on primary and secondary histology endpoints

The HARMONY study met its primary endpoint for both the 50mg and 28mg EFX dose groups, with 41% and 39% of EFX-treated patients, respectively, experiencing at least a one-stage improvement in liver fibrosis with no worsening of MASH at week 24, compared with 20% for the placebo arm. The study also met a key secondary endpoint with 76% and 47% of patients treated with 50mg and 28mg, respectively, achieving MASH resolution without worsening of fibrosis, compared with 15% for placebo. In addition, 41% and 29% of patients treated with 50mg and 28mg, respectively, achieved both endpoints (MASH resolution and fibrosis improvement ≥1 stage), compared with 5% for placebo. The charts below summarize histological response.

EFX reduced liver fat

As summarized in the table below, highly statistically significant relative reductions of 52 to 64 percent of liver fat were observed for the 28 and 50mg dose groups, respectively, compared with a 6 percent reduction for placebo. Roughly two-thirds of EFX patients achieved at least a 50 percent relative reduction in liver fat and one-third to one-half of EFX patients normalized their liver fat levels, which is defined as reaching less than or equal to 5 percent absolute liver fat content at week 24 with a baseline level of greater than 5 percent. Based on the results of additional post-hoc analyses of liver fat reduction, we believe normalization of liver fat, rather than a relative reduction of at least 30 percent liver fat may be a more reliable predictor of histological improvement, particularly MASH resolution.

Summary of Liver Fat Endpoints

Measure	Placebo (N=42)	EFX 28mg (N=38)	EFX 50mg (N=35)
Relative change in liver fat (%), LS Mean	-6	***-52***	***-64***
≥50% relative reduction in fat (%), Proportion	2	***63***	***77***
≤ 5% absolute liver fat (%), Proportion	2	***34***	***51***
***p<0.001, versus placebo (ANCOVA [relative change] or CMH [≥50% relative reduction and ≤5% absolute])

EFX improved markers of liver injury

The substantial reductions in liver fat among EFX patients correlated with various markers of liver health, including the liver enzyme ALT, as shown in the figure below. The 28 and 50mg EFX groups achieved highly statistically significant ALT reductions by week 8, with reductions of 38 percent and 47 percent, respectively, at week 24, compared with a 4 percent reduction for placebo. Similar dose-related improvements were observed for other liver health markers, including AST, GGT, ALP, and uric acid. We believe the rapid and sustained reductions in ALT are particularly noteworthy as reductions have been positively correlated with histological response. The chart below shows a timecourse of ALT change from baseline to week 24 with standard error, or SE, bars.

ALT

LS Mean [SE] Change from Baseline (U/L)

Baseline: 50-63 U/L
10
0
-10
-20
-30
-40
**
***
***
***
***
***
***
***
***
***
***
***
-3 U/L
-4%
-22 U/L
-38%
-33 U/L
-47%
BLW1
W4
W8
W12
W16
W20
W24
Placebo
EFX 28 mg

**p<0.01, versus placebo, ***p<0.001, versus placebo (ANCOVA)

EFX improved noninvasive markers of liver fibrosis

EFX was observed to significantly improve two important noninvasive markers of liver fibrosis. Pro-C3 is a serum biomarker of collagen synthesis and fibrogenesis in the liver. The Enhanced Liver Fibrosis, or ELF, score is a composite biomarker that has strong correlations with fibrosis stage. Reductions in Pro-C3 indicate lower levels of new fibrosis formation while reductions in the ELF score suggest lower overall fibrosis burden. Pro-C3 and the ELF score are clinically important because they are: (1) a measure of whole liver fibrosis burden and fibrogenesis unlike a biopsy and (2) noninvasive, allowing repeated measurement (i.e. monitoring) over time, thus overcoming the two major limitations of biopsy-based histopathology. As shown in the table below, highly statistically significant absolute reductions in

Pro-C3 of about 5 ug/L were observed for both EFX dose groups, compared with a nominal increase for placebo. Likewise, highly statistically significant reductions in ELF score of 0.6 to 0.7 were observed for the 28 and 50mg EFX dose groups, respectively, compared with a nominal increase for placebo.

Summary of Week 24 Noninvasive Measures of Liver Fibrosis

Measure (LS Mean Change from Baseline)	Placebo (N=40-42)	28mg (N=37-38)	50mg (N=34-36)
Pro-C3 (µg/L)	+0.1	***-5.1***	***-5.2***
ELF Score	+0.1	***-0.6***	***-0.7***
Liver Stiffness by FibroScan (kPa)	-0.7	†-2.6†	**-4.3**
**p<0.01, ***p<0.001, versus placebo; †p<0.01, versus baseline (ANCOVA)

EFX improved glycemic control, restored a healthy lipoprotein profile and reduced body weight

As summarized in the following table, treatment with EFX was also associated with significant improvements in multiple metabolic parameters, including markers of glycemic control, lipoproteins and body weight. This favorable metabolic profile is important because cardiovascular disease remains the greatest mortality risk for patients with MASH. The HARMONY study shows that EFX has the potential to be consistent with the FDA guidance by improving multiple metabolic parameters.

Summary of Week 24 Cardio-Metabolic Biomarkers

Measure (LS Mean Change from Baseline)	Placebo (N=42)	28 mg (N=37)	50 mg (N=36)
HbA1C (%, absolute)	0.0	†-0.3†	*-0.4*
Non-HDL Cholesterol (%)	+8	***-13***	***-13***
Triglycerides (%)	+9	***-25***	***-29***
HDL Cholesterol (%)	-2	***+24***	***+30***
LDL Cholesterol (%)	+9	**-8**	**-8**
Body Weight (kg)	-0.6	-0.2	††-2.9††
*p<0.05, **p<0.01, ***p<0.001, versus placebo; †p<0.05, ††p<0.01, versus baseline (ANCOVA)

EFX’s potential to improve glycemic control is an important feature of its therapeutic profile because approximately two-thirds of patients with F2-F3 fibrosis have type 2 diabetes, which is frequently poorly controlled. FDA encourages later-stage MASH clinical trials to stratify for type 2 diabetes status, signifying the importance of assessing the impact of any therapy on patients with both MASH and type 2 diabetes. EFX treatment resulted in absolute reductions in HbA1c of 0.3% and 0.4% for the 28 and 50mg doses, respectively, compared with no change for placebo. These results exceeded our expectations because EFX was dosed on top of antidiabetic medications for the nearly two-thirds of patients with type 2 diabetes. EFX’s insulin sensitizing benefits are seen more clearly in the subpopulation of patients with type 2 diabetes, who had reductions in HbA1c of 0.5 for both EFX dose groups, compared with no change for placebo.

The overall improvement in glycemic control is consistent with observations previously reported by Amgen after treating type 2 diabetes patients for 4 weeks, as well as observations from our Phase 2a BALANCED study in patients with pre-cirrhotic MASH (F1-F3), underscoring the consistency of this effect. Achieving better glycemic control by improving insulin sensitization is highly desirable because it is rectifying the fundamental driver of type 2 diabetes, i.e. insulin resistance. We believe this means EFX has the potential to achieve a sustained reduction in HbA1c, in contrast to diabetes therapies that promote insulin secretion whose efficacy tends to wane over time.

The improvement in glycemic control at 50mg was accompanied by a mean reduction in body weight of 2.9kg after 24 weeks, corresponding to a 2.6 percent decrease. This trend toward weight loss contrasts with another class of insulin sensitizers, the PPAR gamma agonists. This class includes established antidiabetic drugs like pioglitazone, whose use has declined substantially because of weight gain and edema, and lanifibranor, which has been associated with weight gain of about 2.4-2.7kg and 6 to 8% edema. We believe the potential for weight loss will be attractive to clinicians and MASH patients.

These encouraging 24-week metabolic data are best viewed holistically rather than in isolation. The HARMONY study showed that EFX has the potential to rectify each aspect of the metabolic dysfunction associated with MASH: improved glycemic control through enhanced insulin sensitivity, restoration of a healthy lipoprotein profile and reduced body weight. These broadly based improvements increase our confidence that the rapid reduction of steatohepatitis and collagen deposition seen at week 24 could be sustained and potentially improved over longer treatment periods, including at 96 weeks in the Phase 2b HARMONY study. The magnitude of metabolic improvements, particularly regarding lipoproteins that are associated with increased risk of cardiovascular disease, also points to the potential of EFX to achieve meaningful reductions in markers of cardiovascular risk.

In summary, while head-to-head preclinical studies and clinical trials have not been conducted, we believe the breadth of desirable clinical effects elicited by EFX sets it apart from other candidates in development for MASH, which frequently trade off efficacy improvements against detrimental effects on lipoproteins, increased body weight, and/or no improvement in glycemic control. With EFX, we see potential to restore a healthy metabolic profile not only to the liver, but also to the whole body. The results are consistent with our predictions based on FGF21 biology and EFX’s engineering.

EFX was generally well tolerated

EFX was generally well tolerated in the HARMONY study. There were no deaths, one drug-related Serious Adverse Event, or SAE, and three non-drug-related SAEs. Across EFX groups, the most frequent Adverse Events, or AEs, were grade 1 or 2 gastrointestinal events, which were transient in nature. There were two discontinuations due to drug-related AEs in each of the 28 and 50 mg EFX groups and no discontinuations due to the most common AE, diarrhea, in the 50mg EFX group. No clinically significant, dose-dependent changes in laboratory parameters or electrocardiograms were identified compared to placebo. There were no notable changes in respiratory rate or heart rate. Although transient increases in systolic blood pressure were noted, no dose response was observed, and change from baseline at week 24 was not significantly different from baseline or placebo in either dose group.

As with all therapeutic proteins, there is potential for immunogenicity following treatment with EFX. The detection of anti-drug antibody, or ADA, is highly dependent on the sensitivity and specificity of the assay. The EFX ADA assay is 10 times more sensitive than the minimum FDA requirements. Pre-existing baseline antibodies to EFX were detected in 8.7% of patients. In the evaluable subjects receiving at least 1 dose of EFX, ADAs were detected in roughly 83% of patients, compared with 5% for placebo. Importantly, antibody titers were largely low or very low, occasionally moderate, and developed slowly. No association was discernable between antibody titer and serum levels of EFX, tolerability or therapeutic/pharmacodynamic response to EFX.

HARMONY Week 96 results expected to be reported on March 4, 2024

The HARMONY study design incorporated two timepoints for histological evaluation, at weeks 24 and 96. The study was powered for statistical significance based on the 24-week primary endpoint, not the secondary endpoints at week 96. At week 24, the magnitude of improvement in fibrosis and MASH resolution with EFX treatment was among the largest reported to date for pre-cirrhotic MASH. Analysis of histopathology after 96 weeks will help elucidate the degree to which 72 more weeks of dosing with EFX could lead to improved treatment response. Additional week 96 analyses will include changes from baseline in noninvasive markers of liver injury, fibrosis and function, and overall metabolic health, as well as assessments of safety and tolerability.

EFX for Treatment of Compensated Cirrhosis Due to MASH (F4)

Compensated cirrhosis due to MASH (F4) represents a high unmet medical need. Approximately 50 percent of patients with cirrhosis die within 5 years of diagnosis, absent a liver transplant. The risk of liver-related clinical events such as hospitalization for acute or chronic liver failure or hepatocellular carcinoma, as well as cardiovascular events, is substantially higher for patients with cirrhosis. The FDA has issued draft guidance specific to the development of investigational therapies for patients with cirrhosis due to MASH, who are projected to number more than 3.5 million patients in the United States by 2030. According to the FDA, the treatment goal for cirrhotic patients is to halt disease progression, thereby preventing clinical decompensation, reducing the incidence of liver transplantation, and improving survival.

A recent analysis showed reversal of cirrhosis was associated with an 80% reduction in risk of liver-related clinical events, emphasizing the medical benefit to be gained for a therapy that could reverse cirrhosis. To date, as reported publicly with the exception of EFX, all investigational MASH drugs in clinical development for treatment of cirrhotic MASH have failed to demonstrate evidence of reversing fibrosis. We believe the week 36 data from our Phase 2b SYMMETRY study in patients with compensated cirrhosis due to MASH shows that EFX has the potential to help treat compensated cirrhosis.

Phase 2b clinical trial of EFX in patients with cirrhosis due to MASH (F4, compensated)

The Phase 2b SYMMETRY study is a 96-week multicenter, randomized, double-blind, placebo-controlled, dose-ranging trial in biopsy-confirmed adult patients with compensated cirrhosis due to MASH (F4). One hundred eighty-two patients have been randomized to receive once-weekly subcutaneous dosing of 28 or 50mg EFX, or placebo. The study incorporates two timepoints for histological evaluation, at weeks 36 and 96. The primary efficacy endpoint for the study was the proportion of subjects who achieve at least a one-stage improvement in fibrosis without worsening of MASH at week 36. Key secondary histology endpoints include MASH resolution without worsening of fibrosis and a composite endpoint of both MASH resolution and fibrosis improvement at weeks 36 and 96, as well as fibrosis improvement without worsening of MASH at week 96. Additional secondary measures include change from baseline in markers of livery injury, noninvasive markers of liver fibrosis, glycemic control, lipoproteins, and body weight at 36 and 96 weeks as well as measures of safety and tolerability.

Phase 2b SYMMETRY Study Design

All patients have biopsy-proven compensated cirrhosis (F4) due to definitive MASH or cryptogenic cirrhosis presumed secondary to MASH. Cryptogenic cirrhosis, sometimes referred to as “burned-out MASH,” is associated with advanced fibrosis and a higher risk of liver decompensation or death. Subjects with cryptogenic cirrhosis are approximately 20% of the total study population.

Trend Toward Fibrosis Improvement

The SYMMETRY study did not meet its primary endpoint for either the 50mg or 28mg EFX dose group; however, among all patients with baseline biopsies and week 36 biopsies, a numerical trend of 24% and 22% for the 50mg and 28mg dose groups, respectively, was observed for the primary endpoint of at least a one-stage improvement in liver fibrosis with no worsening of MASH by week 36, compared with 14% for placebo. A subgroup analysis of patients with more advanced cirrhosis, comprised of patients diagnosed with cirrhosis at least six months prior to receiving the first dose of EFX or with cryptogenic cirrhosis, showed a trend toward reversal of fibrosis, with 22% (p=0.051) and 10% (p=0.366) of the 50mg and 28mg dose groups, respectively, experiencing at least a one-stage improvement in liver fibrosis with no worsening of MASH, compared to only 3% for placebo. We believe the reduction in placebo response in this sub-group with more advanced cirrhosis may be attributable to a higher proportion of baseline liver having F4 as opposed to advanced F3 fibrosis pathology, thereby decreasing the probability of the week 36 sample being F3. The figures below show the trends toward fibrosis improvement observed for both the primary endpoint and the subgroup of patients with more advanced MASH.

Fibrosis Improvement ≥1 Stage Without Worsening of MASH at Week 36

All Patients with Baseline and Week 36 Biopsies (N=153) (Primary Endpoint)
25%
20%
15%
10%
5%
0%
14%
22%
24%
Placebo N=57
28mg N=46
50mg N=50

Subgroup (N=84): Cirrhosis Diagnosed ≥ 6 Months or Cryptogenic Cirrhosis
25%
20%
15%
10%
5%
0%
3%
10%
22%
Placebo N=32
28mg N=29
50mg N=23

We believe the trend observed after only 36 weeks of treatment shows the potential for a more substantial treatment response after 96 weeks of treatment.

Both the 50mg and 28mg EFX doses achieved statistical significance on the secondary histology endpoint of MASH resolution without worsening of fibrosis

On a key secondary endpoint, 67% and 60% of patients treated with 28mg and 50mg EFX, respectively, experienced MASH resolution without worsening of fibrosis, compared with 26% for placebo. We believe this is the first public report of an investigational drug to show statistically significant MASH resolution in patients with compensated cirrhosis, irrespective of treatment duration. We also believe the high rates of MASH resolution could translate to more improvements in fibrosis after an additional 60 weeks of treatment with EFX.

MASH Resolution at Week 36

80%
60%
40%
20%
0%
67%***
60%**
26%
Placebo
N=57
28mg
N=46
50mg
N=50

**p<0.01, ***p<0.001, versus placebo (CMH)

EFX improved noninvasive markers of liver fibrosis

Treatment with EFX significantly improved two important noninvasive markers of liver fibrosis, Pro-C3 and ELF. As shown in the table below, highly significant absolute reductions in Pro-C3 of about 50-60 ug/L were observed for both EFX groups, compared with a decrease of 16 ug/L for placebo. Likewise, ELF score was significantly reduced by 0.2 to 0.3 for the 28 and 50mg EFX groups, respectively, compared with a nominal increase for placebo. EFX reductions in liver stiffness were statistically significant relative to baseline. However, the reductions were not significantly different from placebo, which declined to a similar extent.

Summary of Week 36 Noninvasive Measures of Liver Fibrosis

Measure (LS Mean Change from Baseline)	Placebo (n=52-58)	28mg (n=45-47)	50mg (n=50-51)
Pro-C3 (µg/L) (Generation 2 ELISA)	-16	***-59***	***-49***
ELF Score	+0.1	*-0.2*	***-0.3***
Liver Stiffness by FibroScan (kPa)	††-4.3††	†-3.6†	††-3.8††
*p<0.05, ***p<0.001, versus placebo; †p<0.05, ††p<0.01, versus placebo (ANCOVA)

Two- and three-stage improvement in fibrosis without worsening of MASH observed for some patients

Evidence of EFX’s potential to reverse compensated cirrhosis includes several instances of two- or three-stage improvements in fibrosis without worsening of MASH, which was experienced by two patients in each of the EFX groups, equivalent to 4% of EFX-treated patients, compared with 0 for placebo. Shown below are the baseline and week 36 biopsy slide images for a patient who experienced a three-stage improvement in fibrosis.

Case Study: 3-Stage Fibrosis Improvement & MASH Resolution

EFX improved markers of liver injury

Levels of ALT were significantly reduced by week 12 for EFX-treated patients, with reductions of 13 and 11 U/L for the 28 and 50mg EFX groups, respectively, at week 36, compared with a 5 U/L reduction for placebo. Statistically significant improvements from baseline were also observed for platelet counts for both EFX groups, but not placebo.

EFX improved glycemic control, restored a healthy lipoprotein profile and reduced body weight

As summarized in the table below, treatment with EFX was associated with significant improvements in multiple metabolic parameters, including markers of glycemic control, lipoproteins and body weight. A more healthy metabolic profile is important because mortality associated with cardiovascular disease remains a major risk factor for patients with cirrhosis due to MASH.

Summary of Week 36 Cardio-Metabolic Biomarkers

Measure (LS Mean Change from Baseline)	Placebo (N=58)	28mg (N=47)	50mg (N=50)
HbA1C (%, absolute)	-0.1	-0.4††	-0.2
Non-HDL Cholesterol (%)	-3	-10†††	-15**
Triglycerides (%)	-5	-23***	-29***
HDL Cholesterol (%)	-2	+24***	+30***
LDL Cholesterol (%)	-1	-5	-10†††
Body Weight (kg)	-0.8	-0.8	-1.4†
**p<0.01, ***p<0.001, versus placebo; †p<0.05, ††p<0.01, †††p<0.001, versus baseline (ANCOVA)

EFX was generally well tolerated

EFX was generally well tolerated in the SYMMETRY study. There was one death in a placebo patient who had pneumonia. Twenty-one SAEs were reported, which were balanced across treatment groups and reflect the many comorbidities of this advanced MASH population. The only SAE reported in more than one subject was angina, which occurred in one patient on placebo and one patient in EFX 50mg group. None of the SAEs reported were determined to be drug-related by the clinical investigators.

A total of 12 patients were discontinued due to drug-related AEs (one in placebo, three in the 28mg group and eight in the 50mg group). The majority of these were due to mild-to-moderate (grade 1-2) diarrhea, with 5 patients discontinuing for this AE in the 50mg group and one each for placebo and 28mg EFX. Consistent with previous evaluations of EFX, the most frequent AEs were gastrointestinal, transient, and mild-to-moderate events. The majority of injection site reactions were mild (grade 1). As reported in previous studies, even though increased appetite was reported as an AE, mean body weight reduction was observed across EFX dose groups.

No clinically meaningful changes were observed for heart rate or diastolic blood pressure. However, at week 36, increases of 4-7mm in systolic blood pressure were observed in the EFX dose groups. Small reductions in bone mineral density were observed for the EFX dose groups in the lumbar spine region (≤1%) and the femoral neck region (2-3%).

SYMMETRY Week 96 results expected in the first quarter of 2025

The SYMMETRY study’s 36-week primary endpoint was the earliest timepoint at which any investigational drug has been reported to evaluate treatment of compensated cirrhosis due to MASH (F4). Despite this early timepoint, SYMMETRY showed a trend toward fibrosis improvement and statistically significant MASH resolution. Analysis of histopathology after 96 weeks will help elucidate the extent to which 60 more weeks of dosing with EFX could lead to improved treatment response.

Evaluation of EFX in combination with GLP-1 therapy in patients with pre-cirrhotic MASH

The SYMMETRY study included an expansion cohort, known as Cohort D, evaluating administration of EFX to patients with type 2 diabetes who are already being treated with GLP-1 receptor agonist, or GLP-1, therapy. Approximately two-thirds of patients with F2 or F3 MASH, and roughly three-quarters of patients with compensated cirrhosis due to MASH, also have type 2 diabetes. Given the increasing use of GLP-1 for treatment of patients, we expect that many patients who could be eligible for treatment with EFX, if approved, may receive GLP-1 therapy. Cohort D was designed to assess whether EFX could be added in patients with MASH who are already being treated with GLP-1 for type 2 diabetes.

Cohort D enrolled a total of 32 patients with type 2 diabetes and F1-F3 liver fibrosis due to MASH. Approximately two-thirds of randomized patients were on a stable dose of GLP-1 for more than one year; all patients were on a stable dose for at least three months.

The study met the primary endpoint, with the safety and tolerability of EFX dosed to patients in combination with a GLP-1 therapy broadly comparable to that of placebo-treated patients receiving a GLP-1 therapy alone. There were no deaths in the study. No patients were reported to have a drug-related SAE. One patient discontinued due to nausea related to treatment with EFX. Consistent with previous evaluations of EFX, gastrointestinal events were the most frequent AEs. The overall tolerability profile was similar observations with EFX in the BALANCED and HARMONY studies. Diarrhea was slightly more frequent in the GLP-1 alone group than the EFX combined with GLP-1 group, while nausea was slightly more frequent in the combined group than for GLP-1 alone. While both treatment groups reported decreased appetite, more EFX-treated patients reported increased appetite. However, a mean reduction in body weight was observed for EFX-treated patients despite reports of increased appetite. No new safety signals were evident.

In addition, on key non-invasive measures of liver injury and fibrosis, EFX combined with GLP-1 therapy was more effective than GLP-1 alone, in most cases with statistical significance despite the modest study size. Likewise, glycemic control and lipid profiles were improved more by the combination of EFX with GLP-1 than GLP-1 alone.

The tables below summarize multiple secondary and exploratory endpoints.

Summary of Week 12 Changes in Liver Fat

Measure	Placebo (N=10)	EFX 50mg (N=16)
Hepatic Fat Fraction (MRI-PDFF) (%), LS Mean Relative Change from Baseline	-10	***-65***
Proportion of patients achieving ≥50% Relative Reduction in Liver Fat (%)	0	***88***
Proportion of patients with Normalized (≤5%) Liver Fat (%)	10	***88***
***p<0.001, versus placebo (ANCOVA)

Summary of Week 12 Noninvasive Measures of Liver Injury & Fibrosis

Measure (LS Mean Change from Baseline)	Placebo (N=10)	EFX 50mg (N=16)
ALT (UL)	-1.0	-*-10*
Pro-C3 (µg/L) (Generation 2 ELISA)	-2.7	††-5.2††
ELF Score	+0.1	**-0.6**
Liver Stiffness by FibroScan (kPa)	-1.1	†††-3.0†††
*p<0.05, **p<0.01, versus placebo; ††p<0.01, †††p<0.001, versus baseline (ANCOVA)

Summary of Week 12 Cardio-Metabolic Biomarkers

Measure (LS Mean Change from Baseline)	Placebo (N=58)	EFX 50mg (N=50)
HbA1C (%, absolute)	-0.2	†††-0.5†††
Non-HDL Cholesterol (%)	-6.8	†††-19†††
Triglycerides (%)	-4.1	***-42***
HDL Cholesterol (%)	+2.5	***+38***
LDL Cholesterol (%)	-6.1	-8.0
Body Weight (kg)	-0.8	-1.2
**p<0.01, ***p<0.001, versus placebo; †p<0.05, ††p<0.01, †††p<0.001, versus baseline (ANCOVA)

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

As initial consideration for the license, we paid Amgen an upfront payment of $5.0 million and also issued 2,653,333 shares of our Series A preferred stock to Amgen at the time of the initial closing in June 2018 with a subsequent 3,205,128 shares of our Series A preferred stock issued at the time of the second closing in November 2018, representing 10% of total shares outstanding at such times. In August 2019 we made an additional payment of $2.5 million in connection with dosing the first patient in our Phase 2a clinical trial, which was the first development milestone under the license agreement. In December 2023, we paid Amgen $7.5 million in connection with dosing the first patient in our Phase 3 SYNCHRONY program. As additional consideration for the license, we are obligated to pay Amgen up to $30.0 million in connection with marketing approvals, and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement. No commercial milestones have been achieved to date under the license agreement. We are also required to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. The royalty rate with respect to the net sales is subject to customary reductions, including in the event that the exploitation of a Product is not covered by a valid claim with the licensed patent rights. The royalty term will terminate on a country-by-country basis on the later of (i) the expiration date of the last valid claim within the licensed patent rights, (ii) the loss of regulatory exclusivity in such country, and (iii) the tenth anniversary of the first commercial sale of such product in such country.

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

Intellectual property

Our success depends in part upon our ability to protect our core technology and intellectual property. To protect our intellectual property rights, we rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements. Our intellectual property is critical to our business and we strive to protect it through a variety of approaches, including by obtaining and maintaining patent protection in the United States and internationally for our product candidates, novel biological discoveries, new targets and applications, and other inventions that are important to our business. For our product candidates, we generally intend to pursue patent protection covering compositions of matter, methods of making and methods of use, including combination therapies. As we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including through claims covering additional methods of use and biomarkers and complementary diagnostic and/or companion diagnostic related claims. As of February 14, 2024, we have licensed from Amgen Inc. approximately 209 issued patents and 14 pending patent applications worldwide. There are currently no pending U.S. provisional patent applications licensed from Amgen.

As of February 14, 2024, our patent portfolio relating to EFX includes 14 issued U.S. patents, one pending U.S. patent application, and issued and pending foreign counterpart patents in Europe, Asia, Canada, Australia, and Mexico. Nine issued U.S. patents include claims directed to the EFX product, the FGF21 polypeptide component of the EFX product, nucleic acids encoding the product and related polypeptides, polypeptide multimers, related compositions, and methods of using EFX to, e.g., treat diabetes, lower blood glucose in patients suffering from a metabolic disorder, improve glucose tolerance, lower body weight, or reduce triglyceride levels in patients. These issued U.S. patents are expected to expire in 2029. The pending U.S. patent application and related foreign counterparts are directed to a method of treating a patient with MASH; if issued, the resulting U.S. patent is expected to expire in 2029. We currently anticipate that a composition of matter patent will be eligible for patent term extension to 2034 in the U.S. The portfolio further includes five issued U.S. patents that are directed to related polypeptides and methods of use. International patent applications are pending relating EFX formulations and FGF21 variant multimers. There is a pending U.S. provisional application directed to methods of using EFX to treat liver and lung injury, and a pending U.S. provisional patent application directed to a drug delivery device. A design patent application also has been filed relating to the device.

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

EFX drug substance, or DS, is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and three chromatographic separation steps to yield product with target quality attributes. We have an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim, to manufacture DS for clinical development and plan in the future to enter into an agreement for commercial supply . Whereas our Phase 2a BALANCED study was supplied by DS acquired by Amgen, our ongoing Phase 2b HARMONY and SYMMETRY studies are being supplied by DS manufactured by Boehringer Ingelheim. Analysis of the Boehringer Ingelheim GMP DS confirmed it met the same release specification as previously used for Amgen GMP DS and was comparable to Amgen GMP DS across a number of protein characterization studies.

We have an agreement with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan in the future to enter into an agreement for commercial supply. The GMP DP being used for our ongoing Phase 2b HARMONY and SYMMETRY studies, which was stored as a frozen liquid until immediately before administration to trial subjects, is similar to that for the Phase 2a BALANCED study, which was made from Amgen GMP DS. Analysis of the Vetter Phase 2b GMP DP confirmed that it met the same release specification as previously used for the Phase 2a DP manufactured from Amgen GMP DS.

We are using a lyophilized DP formulation for Phase 3 clinical trials and plan to use this formulation as the initial commercial presentation, if EFX is approved. This drug-device combination product, employing Vetter’s Lyo-Ject 3S dual-chamber syringe, was selected for convenient subcutaneous self-administration by patients. Manufacturing of the product-device combination by Vetter for Phase 3 clinical trials has been conducted under GMP conditions. Analysis of the Vetter Phase 3 lyophilized GMP DP confirmed that it met the same release specification as previously used for the Phase 2b frozen DP. A Phase 1 biocomparison study, performed before Phase 3 clinical studies commenced, confirmed that plasma levels of the lyophilized Phase 3 DP were comparable to those of the frozen Phase 2b formulation, following a single subcutaneous dose.

Sales and marketing

Successful marketing of a new drug for the treatment of MASH will require a targeted commercial infrastructure. We expect to begin making plans for commercialization in parallel with our ongoing HARMONY and SYMMETRY studies. We have also contracted with a third-party manufacturer, Vetter, to support clinical development and the potential commercialization of EFX with commercial-scale manufacturing. We intend to develop the commercial infrastructure required for bringing EFX to patients in the United States, if approved, in parallel with an anticipated Phase 3 clinical trial. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions.

We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Bristol-Myers Squibb Company, Inc., Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novartis Pharmaceuticals Corporation, Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, Sanofi and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Albireo Pharma, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Axcella Health, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Corcept Therapeutics, Inc., CymaBay Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Enanta Pharmaceuticals, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., Intercept Pharmaceuticals, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

U.S. biological product development

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Public Health Service Act, or PHS Act, and other federal, state, local and foreign statutes and regulations. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies performed in accordance with the FDA's Good Laboratory Practice, or GLP, regulation;
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

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of the nonclinical tests, including animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls, or CMC information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold within the 30-day time period. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA also may impose clinical holds on a biological product candidate at any time before or during clinical trials due to, among other considerations, unreasonable or significant safety concerns, inability to assess safety concerns, lack of qualified investigators, a misleading or materially incomplete investigator brochure, study design deficiencies, interference with the conduct or completion of a study designed to be adequate and well-controlled for the same or another investigational drug, insufficient quantities of investigational product, lack of effectiveness, or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing a clinical trial to begin, or that, once begun, issues or circumstances will not arise that delay, suspend or terminate such studies.

Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the study sponsor's control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, dosing procedures, subject selection and exclusion criteria, and the parameters to be used in monitoring subject safety, including stopping rules that assure a clinical trial will be stopped if certain AEs should occur. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its related documentation before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

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

Additionally, a product may be eligible for accelerated approval (also referred to as Subpart E approval). Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, as demonstrated by a surrogate or intermediate clinical endpoint, may receive accelerated approval. Specifically, this means that they may be approved on the basis of clinical data establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials to verify the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval, and the FDA has increased authority for expedited procedures to withdraw accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A biological product can obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued "Written Request" for such a study.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, as well as the California Consumer Privacy Act of 2018 (the “CCPA”), impose requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances. For example, in California the California Consumer Privacy Act (CCPA) established a privacy framework for covered businesses by creating a broad definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. Many of the state laws differ from each other in significant ways and may have a more prohibitive effect than HIPAA and cover personal information other than protected health information that is subject to HIPAA, thus complicating compliance efforts.

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

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children's Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed healthcare professionals and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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
•
expansion of eligibility criteria for Medicaid programs, thereby potentially increasing manufacturers' Medicaid rebate liability;
•
expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a Clinical Trial Application, or CTA, must be submitted for each clinical trial to each applicable country's national competent authority, or NCA, and an independent ethics committee, or EC, much like the FDA and an IRB, respectively. Under the Clinical Trials Regulation (EU) no 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

The assessment of applications for clinical trials in the EU is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State, however overall related timelines are defined by the Clinical Trials Regulation. The Clinical Trials Regulation also provides for simplified reporting procedures for clinical trial sponsors.

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

Regulation in the European Union

In the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. To obtain regulatory approval of a medicinal product in the EU, we must submit an MA application. The application used to submit the BLA in the United States is similar to that required in the EU, with certain exceptions. There are two main types of MA in the EU:

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, which is valid throughout the entire territory of the EU, and in the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including medicines produced by biotechnological process, products designated as orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is of 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that an accelerated assessment is no longer appropriate.
•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the CMSs).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain is no longer covered by centralized Mas (under the Northern Ireland Protocol, centralized MAs currently continue to be recognized in Northern Ireland). On January 1, 2024, a new international recognition framework was put in place by the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, under which the MHRA may have regard to decisions on the approval of MAs made by the European Medicines Agency and certain other regulators when determining an application for a new Great Britain MA. The MHRA also has the power to have regard to MAs approved in EU Member States through decentralized or mutual recognition procedures with a view to more quickly granting an MA in the United Kingdom or Great Britain.

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

Pediatric development in the Europe Union

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Paediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate (if any is in effect at the time of approval) or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

Much like the Anti-Kickback Statute prohibition in the United States, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to induce or reward improper performance generally is governed by the national anti-bribery laws of EU Member States and the Bribery Act of 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 in the UK and so remains applicable in the UK despite its departure from the EU.

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

Regulation of Combination Products

The EU regulates medical devices and medicinal products separately, through different legislative instruments, and the applicable requirements will vary depending on the type of drug-device combination product. EU guidance has been published to help manufacturers select the right regulatory framework. In the case of drug-delivery products intended to administer a medicinal product where the device and the medicinal product do not form a single integral product, the medicinal product is regulated in accordance with the aforementioned rules while the device part is regulated as a medical device and will have to comply with all the requirements set forth by Regulation 2017/745, or the Medical Devices Regulation (which became applicable on 26 May 2021 and repealed the EU Council Directive 93/42/EEC, or the Medical Devices Directive). Where the medical device and medicinal product form a single integral product (e.g. pre-filled inhalers), if the principal intended action is achieved by the medicine, the product is considered a medicinal product that includes a medical device and the entire product is regulated under the EU pharmaceutical legislation. However, the MA application for the product should include a CE certificate for the device in accordance with the Medical Devices Regulation or, if not CE marked but would need to be certified if marketed separately, the applicant must include an opinion from a notified body on the conformity of device with the Medical Devices Regulation (except for Class I non-sterile, non-measuring devices).

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the general safety and performance requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence.

The aforementioned EU rules are generally applicable in the EEA.

European data collection

The collection and processing of personal data, including health data regarding the EEA is governed by the EU General Data Protection Regulation, or GDPR, ”) and similarly, processing of personal data regarding the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, referred to as the “GDPR” in this Annual Report on Form 10-K), as well as other supplementary national data protection legislation in force in the EEA member states and the UK. The GDPR imposes stringent requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The GDPR also impose strict rules on the transfer of personal data out of the EEA/UK, including to the United States in certain circumstances. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EEA Member States and UK may result in administrative penalties and substantial fines of up to 4% total worldwide annual turnover or up to €20 million (£17.5 million for the UK GDPR), whichever is higher. The GDPR imposes additional responsibility and liability in relation to personal data that we process and requires us to put in place additional mechanisms to ensure compliance with its obligations. We are subject to the GDPR if we have a presence or "establishment" in the EEA/UK (e.g. EEA/UK based subsidiary or operations), are monitoring individuals in the EEA/UK, including when conducting clinical trials with EEA/UK based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner), or offering approved products or services (if relevant) to EEA/UK based data subjects (regardless of whether involving EEA/UK based subsidiaries or operations). The GDPR regulations are onerous and may adversely affect our business, financial condition, results of operations, and prospects.

Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020 and the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework continues to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge more significantly in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. However, notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on

March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

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

As of February 23, 2024, we employed 56 total employees, including 38 in research and development and 17 in general and administrative and one part-time employee. Ten of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Risks Related to the Clinical Development and Manufacturing of our Product Candidate

Risks Related to Clinical Development

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with MASH, significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b SYMMETRY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH and the significant competition for recruiting patients with MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by marketing approval for one or more investigational MASH drugs.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Inc., Eisai, Inc., Eli Lilly, GSK plc, and Company, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Corcept Therapeutics, Inc., 89bio, D&D Pharmatech, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, Regeneron Pharmaceuticals, Inc., Poxel SA, Sagimet Biosciences, Inc., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships.

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

We do not know whether the long-term follow-up portion of the SYMMETRY study will be completed or the Phase 3 SYNCHRONY program or any future clinical trials will enroll or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including, for example, complying with cGMP, applicable product tracking and tracing requirements and applicable QSRs, on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient ("API")) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product ("DP") including a DP-device combination to be used in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which have both been released for Phase 3 clinical use. We plan to enter into new commercial supply agreements with each of Boehringer Ingelheim and Vetter at the appropriate time. For Phase 3 clinical studies, the formulation used for API manufacture has been modified to enable production of a lyophilized DP rather than the frozen liquid used in Phase 2b studies. This change improves long-term pharmaceutical stability of the DP, making it suitable as the potential commercial presentation. A program of pharmaceutical and clinical studies has shown that the DP-device presentation to be used in Phase 3 studies is comparable to that used for Phase 2b studies.

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen, Inc. ("Amgen") in patients with type 2 diabetes. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

We have expended and will continue to expend our limited resources to pursue a particular therapeutic candidate or indication, such as our focus on developing EFX for the treatment of MASH, and may fail to capitalize on therapeutic candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have focused our extensive research and development efforts on EFX for the treatment of MASH. Therefore, we have, and in the future may, forego or delay pursuit of opportunities with other therapeutic candidates or for other indications that later prove to have greater commercial potential. We are highly dependent on the success of the future clinical trials of EFX, the outcomes of which are uncertain. Because EFX is our first and only therapeutic candidate, if it encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, the value of our platform could be greatly diminished and our development plans could be curtailed and our business would be significantly harmed.

Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and EFX for the treatment of MASH may not yield any commercially viable therapeutic candidates. If we do not accurately evaluate the commercial potential or target market for a particular therapeutic candidate or misread trends in the biopharmaceutical industry, in particular for serious metabolic diseases, we may relinquish valuable rights to that therapeutic candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such therapeutic candidate.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our HARMONY study, for which we have reported week 24 results, and our ongoing SYMMETRY study, for which we have reported Week 36 results, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our SYNCHRONY Phase 3 trials, of which we dosed the first patients in December 2023, may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a MASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any BLA for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

In addition, certain of our hypotheses regarding the potential clinical and therapeutic benefit of EFX compared to other candidates in development for MASH are based on cross-trial comparisons of results that were not derived from head-to-head preclinical studies or clinical trials. These observations, which do not reflect robust comparative analyses, may suggest misleading similarities or differences due to differences in study protocols, conditions and patient populations, and may not be reliable predictors of the relative efficacy or other benefits of EFX compared to other product candidates that are in development for the treatment of MASH.

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

Although we plan to devote a majority of our resources to the continued nonclinical and clinical testing and potential approval of EFX for the treatment of patients with MASH, another key element of our strategy is to discover, develop and commercialize a portfolio of products. We are seeking to do so through the identification and potential development of additional pipeline programs, but our resources are limited, and those that we have are geared towards nonclinical and clinical testing and seeking regulatory approval of EFX for the treatment of patients with MASH. We may also explore strategic collaborations for the development or acquisition of new product candidates, but we may not be successful in entering into such relationships. EFX is our only product candidate in clinical stages of development. Research programs to identify product candidates require substantial technical, financial and human resources, regardless of whether any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

We acquired worldwide, exclusive rights to EFX pursuant to our license agreement with Amgen, which we refer to as the Amgen Agreement. Under the Amgen Agreement, in consideration for the license, we made an upfront payment of $5.0 million to Amgen and also issued 2,653,333 shares of our Series A convertible preferred stock to Amgen at the time of the initial closing of our Series A Preferred Stock financing in June 2018, with a subsequent 3,205,128 shares of our Series A convertible preferred stock issued at the time of the second closing of the Series A Preferred Stock financing in November 2018. On July 2, 2019, we announced the dosing of the first patient in the BALANCED study of EFX, which resulted in a $2.5 million milestone obligation under the Amgen Agreement. Additionally, we paid Amgen $7.5 million in December 2023 in connection with dosing the first patient in our Phase 3 SYNCHRONY program. As additional consideration for the license, we are required to pay Amgen up to $30.0 million in connection with marketing approvals and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties of low to high single-digit percentages on annual net sales of the products covered by the license. If milestone or other non-royalty obligations become due, we may not have sufficient funds available to meet our obligations, which will materially adversely affect our business operations and financial condition.

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

To succeed, we must recruit, retain, manage and motivate qualified clinical, scientific, technical and management personnel and we face significant competition for experienced personnel. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. We are dependent on the members of our management team and our scientific advisors for our business success. We do not maintain “key person” insurance for any of our key personnel. An important element of our strategy is to take advantage of the research and development expertise of our current management and to utilize the expertise of our scientific advisors in the MASH field. We currently have employment agreements with all of our executive officers. Our employment agreements with our executive officers are terminable by them without notice and some provide for severance and change in control benefits. The loss of any one of our executive officers or key scientific consultants could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and further commercialization of our product candidate or any future product candidates.

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

As of February 23, 2024, we had 55 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and certain state laws in the United States. Consequently, we and our licensor may not be able to prevent third parties from practicing our and our licensor’s inventions in all countries outside the United States, or from selling or importing products made using our and our licensor’s inventions in and into the United States or other jurisdictions. For example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in 2023 would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Competitors may use our and our licensor’s technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensor have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate or any future product candidates and our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Several third parties are actively researching and seeking and obtaining patent protection in the MASH field, and there are issued third-party patents and published third-party patent applications in these fields. However, we may not be aware of all third-party intellectual property rights potentially relating to our product candidate or any future product candidates and technologies.

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

For example, we have received a Breakthrough Therapy designation for EFX for the treatment of MASH and we may seek a Breakthrough Therapy designation for some of our product candidates in the future. A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in control regimens. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for designation.

In addition, in October 2021, the FDA granted Fast Track designation for EFX for the treatment of MASH, and we may seek Fast Track Designation for some of our future product candidates. If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, there can be no assurance that the FDA would decide to grant it. Even if we do receive Fast Track Designation, as we have for EFX for the treatment of MASH, we may not experience a faster development process, review or approval compared to conventional FDA procedures, and receiving a Fast Track Designation does not provide assurance of ultimate FDA approval. In addition, the FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to full marketing approval.

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

Even if we obtained regulatory approval for a product candidate, regulatory authorities may still impose significant restrictions on our product candidates, including their indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. For example, if EFX is approved by the FDA based on a surrogate endpoint pursuant to accelerated approval regulations (also referred to as Subpart E regulations), we will be required to conduct additional confirmatory clinical trials demonstrating the clinical benefit on the ultimate outcome of MASH. Further, even if we obtained regulatory approval for a product candidate, it would be subject to ongoing requirements by the FDA and comparable foreign regulatory authorities governing the manufacture, quality control, further development, labeling, packaging, storage, distribution, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-market information.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the CCPA, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR (discussed below in the European Data Collection subsection). Specifically, the act established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

Further, the CCPA was amended by the California Privacy Rights Act ("CPRA") which entered into force on January 1, 2023. The amendments introduced by the CPRA create additional obligations with respect to processing and storing personal information. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

Compliance with U.S. and international data protection laws and regulations, including the GDPR and other EEA and UK data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Where we collect and otherwise process personal data regarding Europe, including in the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data regarding (i) individuals in the European Economic Area (“EEA”) and United Kingdom (“UK”) and/or (ii) carried out in the context of the activities of an establishment in the EEA and UK, is subject to the EU General Data Protection Regulation (“EU GDPR”), and similarly, processing of personal data regarding individuals in the UK is subject to the GDPR, as well as other supplementary national data protection legislation in force in the EEA member states and the UK (including the UK Data Protection Act 2018). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements related to having a legal basis for processing personal data, stricter requirements related to processing of sensitive data (including health data), obtaining consent of the individuals to whom the personal data relates or ensuring another appropriate legal basis or condition applies to the processing of personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data imported is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The UK is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum (“IDTA”), which will enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. Further, the EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework ("Framework"), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the United States is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

In addition, EEA Member States have adopted national laws to implement the EU GDPR that may partially deviate from the EU GDPR and competent authorities in the EEA Member States may interpret the EU GDPR obligations slightly differently from country to country. Therefore, we do not expect to operate in a uniform legal landscape in the EEA.

Compliance with the above and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, reputation, financial condition and results of operations.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information , proprietary information and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2023, 2022 and 2021, we reported net losses of $151.8 million, $112.0 million and $100.8 million, respectively. As of December 31, 2023, we had an accumulated deficit of $574.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2023, we had $569.3 million of cash, cash equivalents, short-term and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Securities Exchange Act of 1934, as amended, which require, among other things, that we file with the Securities and Exchange Commission (SEC), annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and specifically Section 404 of the Sarbanes-Oxley Act, which requires that we establish and maintain effective internal controls over financial reporting. In order to maintain compliance with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of our internal control over financial reporting, which includes the disclosure of any material weaknesses and associated remediation activities. Also, as a large accelerated filer, we incur additional significant costs to meet the requirement to provide an attestation report on our internal control over financial reporting from our independent registered public accounting firm. We will need to continue to dedicate significant internal resources and outside consultants in order to complete management’s annual assessment and to prepare for when we are no longer a smaller reporting company. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting remain effective.

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we currently plan to activate sites for our SYNCHRONY trials in Israel and Turkey in 2024. These plans may be materially impacted or delayed by the ongoing Israel-Hamas war and could result in difficulties securing necessary clearance from regulatory authorities, activating clinical trial sites, and screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements, for example through our loan with Hercules, in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that us, the financial institutions with which we have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

We are a "large accelerated filer" as defined by the SEC, and the reduced disclosure requirements previously available to us no longer apply.

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we now qualify as a "large accelerated filer. As such, we incur significant additional expenses in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a smaller reporting company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2023 and December 31, 2023, our stock price has ranged from $11.25 to $58.38. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be promulgated or issued under existing or new tax laws, which could result in an increase in our or our stockholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2023, we had U.S. federal and state net operating loss, or NOL, carryforwards of $284.3 million and $413.2 million, respectively and federal and state research and development tax credit carryforwards of $14.4 million and $2.4 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2033. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50 percentage points by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced such ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. No ownership change occurred in 2022 and 2023. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company relies on information systems and the data stored on them to conduct its operations. Our cybersecurity risk management program, which is supported by third parties, is designed to allow us to identify, assess, and manage cybersecurity risks. Our external partners include professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and security testing firms. We have also begun an assessment process, using an external partner, to assess cybersecurity risks across our business that is informed by the Center for Internet Security Controls and have recently invested in a full-time role dedicated to assessing, developing, and maintaining our IT/Cybersecurity infrastructure. Our Senior Director IT has years of experience leading cybersecurity teams. We also provide cybersecurity trainings to our employees during onboarding and are formalizing an ongoing information security training program for active employees and relevant consultants to address matters such as phishing, email security, and training on data privacy.

To operate our business, we utilize third-party service providers to perform various functions, such as outsourced business-critical functions, professional services, SaaS platforms, managed services, cloud-based infrastructure, content delivery to third parties, corporate productivity services, and other functions. We engage reliable, reputable service providers that maintain cybersecurity programs and we conduct cybersecurity reviews as part of our quality assessment processes.

Governance

The Company reports on its information security program, including the results of periodic testing, to the Audit Committee of the Board of Directors. Our Board’s Audit Committee is responsible for overseeing the Company’s cybersecurity and information security procedures. The Audit Committee reviews management presentations concerning cybersecurity-related issues, including information security, technology risks, policies, and risk mitigation programs. The Audit Committee reports matters to the Board of Directors as needed. Our Chief Operating Officer, with the support of our Senior Director IT and third-party consultants, assesses and manages cybersecurity risk, including preventing, mitigating, detecting, and addressing cybersecurity incidents, if any. Our Chief Operating Officer also works closely with other management positions and external legal counsel to ensure that the Company understands its cybersecurity risk management responsibilities.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us. However, like other companies in our industry, we and our third-party vendors have from time-to-time experienced threats to and security incidents relating to information systems. For more information, please see the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Item 2. Properties.

We lease office space where our corporate headquarters are located, which consists of 6,647 square feet located at 601 Gateway Boulevard, South San Francisco, California. We believe our current office space is sufficient to meet our office needs until the expiration of the lease in July 2027.

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of December 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to such time, there was no public market for our common stock.

Stockholders

As of February 13, 2024, there were six stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

The graph below matches Akero Therapeutics, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Biotechnology index, and the Nasdaq Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from June 20, 2019 (the first date that shares of our common stock were publicly traded) to December 31, 2023. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
6/20/2019*
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Akero Therapeutics, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Company/Index	6/20/2019*	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Akero Therapeutics, Inc.	$100.00	$138.72	$161.25	$132.19	$342.50	$145.94
Nasdaq Composite Index	100.00	111.44	160.08	194.32	130.00	186.45
Nasdaq Biotechnology Index	100.00	110.89	139.37	138.49	123.38	127.99

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

As demonstrated across five separate clinical trials in patients with MASH and/or type 2 diabetes, EFX has a unique ability to reproduce the actions of native FGF21. Consequently, we believe EFX holds the potential to be a highly differentiated, best-in-class FGF21 analog and promising monotherapy for the treatment of MASH, if approved. MASH is a complex disease, and its ideal treatment would include intervening at each stage of its pathogenesis. We believe EFX could potentially address all stages of MASH pathogenesis in a single treatment: reversing fibrosis, resolving steatohepatitis, and helping to restore healthy metabolism to the whole body. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both MASH and type 2 diabetes who are expected to be treated with GLP-1 therapeutics to manage their diabetes.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have raised capital principally through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings in 2020, 2022 and 2023, including a $25.0 million equity investment from Pfizer, Inc., in 2022. We have also borrowed $25.0 million from a Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $151.8 million, $112.0 million and $100.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had an accumulated deficit of $574.1 million.

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

As of December 31, 2023, we had cash, cash equivalents, short-term and long-term marketable securities of $569.3 million. We believe this will be sufficient to fund our current operating plan into 2026.

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
•
competition with other products;
•
the impacts of a pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, on the supply of our product candidate and ability to successfully initiate and complete preclinical and non-clinical studies and clinical trials, to receive regulatory approval for our product candidate and to commercialize our product candidate, if approved; and
•
a continued acceptable safety profile of our therapy following approval.

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

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and short- and long-term marketable securities.

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2023, we had U.S. federal and state net operating loss carryforwards of $284.3 million and $413.2 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $281.9 million, which may be carried forward indefinitely. As of December 31, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $14.4 million and $2.4 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$141,798	$85,284	$56,514	66%
General and administrative	31,072	29,872	1,200	4%
Total operating expenses	172,870	115,156	57,714	50%
Loss from operations	(172,870)	(115,156)	(57,714)	50%
Interest expense	(3,099)	(739)	(2,360)	319%
Interest and other income, net	24,210	3,862	20,348	527%
Net loss	$(151,759)	$(112,033)	$(39,726)	35%

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$120,684	$66,407	$54,277	82%
Personnel and other R&D related expenses	21,114	18,877	2,237	12%
Total research and development expenses	$141,798	$85,284	$56,514	66%

Research and development expenses were $141.8 million and $85.3 million for the years ended December 31, 2023 and 2022, respectively, an increase of $56.5 million. Direct costs for our EFX program increased $54.3 million, attributed primarily to a $27.9 million increase in CRO expenses for our ongoing HARMONY, SYMMETRY, and SYNCHRONY clinical trials, an $18.3 million increase in third-party contract manufacturing expenses for EFX, a $7.5 million milestone payment to Amgen in connection with dosing the first patient in our Phase 3 SYNCHRONY program and a $0.6 million increase in other research and development costs. Personnel and other research and development related expenses increased $2.2 million; attributed to $1.4 million increase in other non-EFX related research and development activities and a $1.3 million increase in wage and wage-related expenses resulting from increased staff, offset by a $0.5 million decrease in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $31.1 million and $29.9 million for the years ended December 31, 2023 and 2022, respectively, an increase of $1.2 million which was due primarily to a $1.5 million increase in other general and administrative expenses associated with running the company and a $0.9 million increase in other wage and wage-related expenses resulting from increased staff, offset by a $1.2 million decrease in stock-based compensation.

Interest expense

Interest expense was $3.1 million and $0.7 million for the year ended December 31, 2023 and 2022, respectively, an increase of $2.4 million related to the Hercules term loan.

Interest and other income

Interest and other income for the year ended December 31, 2023 is comprised primarily of $24.2 million of interest income from our cash, cash equivalents and short- and long-term term marketable securities compared to $3.9 million for the year ended December 31, 2022. This increase is related to increased investment returns on our cash, cash equivalents and short- and long-term and marketable securities.

Comparison of the years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$85,284	$81,759	$3,525	4%
General and administrative	29,872	19,127	10,745	56%
Total operating expenses	115,156	100,886	14,270	14%
Loss from operations	(115,156)	(100,886)	(14,270)	14%
Interest expense	(739)	—	(739)	100%
Interest and other income, net	3,862	109	3,753	3,443%
Net loss	$(112,033)	$(100,777)	$(11,256)	11%

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

Interest and other income

Interest and other income for the year ended December 31, 2022 is comprised primarily of $3.9 million of interest income from our cash, cash equivalents and short-term marketable securities compared to $0.1 million for the year ended December 31, 2021. This increase is related to increased investment returns on our cash, cash equivalents and short-term and marketable securities.

Liquidity and capital resources

From our inception through December 31, 2023, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through December 31, 2023, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules in March of 2023. In April and May 2023, we received gross proceeds of $127.4 million in an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. From our inception through December 31, 2023, these and other funding sources have provided gross proceeds totaling $1,040.2 million. As of December 31, 2023, we had cash, cash equivalents short and long-term marketable securities of $569.3 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Net cash used in operating activities	$(145,367)	$(92,517)	$(79,681)
Net cash (used in) provided by investing activities	(223,623)	(63,825)	42,280
Net cash provided by financing activities	353,316	255,632	602
Net increase in cash, cash equivalents and restricted cash	$(15,674)	$99,290	$(36,799)

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2023 was $145.4 million, consisting of a net loss of $151.8 million offset by non-cash charges of $13.1 million, including $21.5 million of stock-based compensation expense offset by a decrease of $10.0 million from net amortization of premiums from investments, and a decrease in changes in our operating assets and liabilities of $6.7 million. The changes in operating assets and liabilities was primarily related to $6.8 million increase in prepaid expenses and other assets and $0.6 million increase in accounts payable, most of which are related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities. These amounts were partially offset by $0.9 million decreases in accrued expenses and other liabilities mostly related to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2023 was $223.6 million consisting of $433.1 million from the purchases of short- and long-term marketable securities offset by $209.5 million from the maturities of short-term marketable securities.

Cash used in investing activities for the year ended December 31, 2022 was $63.8 million consisting of $101.4 million used in the purchase of short term securities offset by $37.6 million from the maturities of short-term marketable securities.

Cash provided by investing activities for the year ended December 31, 2021 was $42.3 million consisting of $85.8 million from the maturities of short-term marketable securities offset by $43.6 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2023 was $353.3 million, including $15.0 million from a Term Loan provided by Hercules, $123.8 million of net proceeds from the ATM offering, $211.0 million of net proceeds from a registered direct offering and $3.7 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

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

Description of Indebtedness

We have outstanding borrowings of $25.0 million under a loan and security agreement, or Loan Agreement, with Hercules and we may borrow an additional $30.0 million at our sole discretion until March 15, 2024. In addition, up to an additional $45.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until July 1, 2025, with the option to extend under certain conditions. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of January 1, 2027. Outstanding borrowings bear interest at the greater of (i) 7.65% and (ii) the prime rate as reported in the Wall Street Journal plus 3.65%. On February 28, 2024 we amended the Hercules Loan Agreement to increase the total amount of borrowings available to $150.0 million and to change the conditions under which the remaining borrowings will become available. In connection with this amendment, we borrowed an additional $10.0 million under the loan facility (see Notes 6, 7 and 13 to the financial statements).

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
•
timing delays, if any, with respect to preclinical and clinical development of EFX or any future product candidates we may develop as a result of a pandemic, epidemic or outbreak of an infectious disease, or from the impact of geopolitical tensions;
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

Non-cancelable purchase and other arrangements increased to $32.1 million as of December 31, 2023, compared to $8.8 million as of December 31, 2022. The increase of $23.3 million was primarily attributable to $23.6 million increase in the purchase and other obligations to support the growth and expansion of our clinical trials activities and a $0.3 million decrease in operating lease obligations for the office space in South San Francisco, California.

Under the Amgen Agreement, we are obligated to pay Amgen up to $30.0 million in connection with marketing approvals, and aggregate milestone payments of up to $75.0 million upon the achievement of specified commercial milestones for all products licensed under the agreement. Commencing on the first commercial sale of licensed products, we are obligated to pay tiered royalties on escalating tiers of annual net sales of licensed products ranging from low to high single-digit percentages. The amount and timing of any contingent payment obligations to Amgen are not currently known. The first clinical milestone, in the amount of $2.5 million, was paid to Amgen in August 2019 and a second milestone of $7.5 million was paid in December 2023 with dosing the first patient in our Phase 3 SYNCHRONY program.

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

Accrued and prepaid research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued and prepaid research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued and prepaid expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued and prepaid research and development expenses include fees paid to:

•
vendors in connection with nonclinical development activities;
•
CROs and investigative sites in connection with nonclinical studies and clinical trials; and
•
CMOs in connection with the production of nonclinical and clinical trial materials.

We base the expense recorded related to external research and development on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply, conduct and manage nonclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the amount of prepaid expenses accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued and prepaid research and development expenses.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. We currently estimate our expected share price volatility using a combination weighting of the historical volatility of publicly traded peer companies and the volatility of our traded share price and expect to continue to do so until mid-2025. The expected term of our stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends on our common stock and do not expect to pay any cash dividends in the foreseeable future. The fair value of each restricted common stock award is estimated on the date of grant based on the fair value of our common stock on that same date.

Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

Stock-based compensation expense was $21.5 million, $23.2 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $51.1 million and $10.3 million of unrecognized stock-based compensation costs related to stock options and Restricted Stock Units (RSUs), which we expect to recognize over a weighted-average period of 2.87 years and 3.61 years for stock options and RSUs, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short and long-term marketable securities of $569.3 million as of December 31, 2023, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2023, 2022 and 2021.

Inflation Risk

Although we do not believe that inflation has had a material effect on our business, financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, manufacturing and supply costs, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data

AKERO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Akero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Accrued Expenses - Research and Development Expenses & Prepaid Expenses - Research and Development Expenses — Refer to Note 2 and 5 to the financial statements

Critical Audit Matter Description

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
•
We tested the design and operating effectiveness of controls over the estimation of CRO and CMO accrued and prepaid expenses.
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
o
Obtaining and inspecting confirmations from select vendors confirming the accuracy and completeness of the data and information provided to the Company.
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

February 28, 2024

We have served as the Company's auditor since 2018.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$234,207	$249,773
Short-term marketable securities	315,803	101,676
Prepaid expenses and other current assets	9,952	3,724
Total current assets	559,962	355,173
Long-term marketable securities	19,283	—
Property and equipment, net	18	47
Right of use asset	1,008	1,242
Other assets, noncurrent	—	108
Total assets	$580,271	$356,570
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,038	$7,968
Accrued expenses and other current liabilities	12,090	11,115
Total current liabilities	19,128	19,083
Loan payable, noncurrent	24,964	9,541
Warrant liability	54	305
Operating lease liability, noncurrent	819	1,079
Total liabilities	44,965	30,008
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 55,754,445 and 46,865,206 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	6	5
Additional paid-in capital	1,109,126	748,857
Accumulated other comprehensive income	270	37
Accumulated deficit	(574,096)	(422,337)
Total stockholders’ equity	535,306	326,562
Total liabilities and stockholders’ equity	$580,271	$356,570

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2023	2022	2021
Operating expenses:
Research and development	$141,798	$85,284	$81,759
General and administrative	31,072	29,872	19,127
Total operating expenses	172,870	115,156	100,886
Loss from operations	(172,870)	(115,156)	(100,886)
Interest expense	(3,099)	(739)	—
Interest and other income, net	24,210	3,862	109
Net loss	(151,759)	(112,033)	(100,777)
Net unrealized gain (loss) on marketable securities	233	64	(24)
Comprehensive loss	$(151,526)	$(111,969)	$(100,801)
Net loss per common share, basic and diluted	$(2.89)	$(2.87)	$(2.89)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	52,568,159	38,984,772	34,827,385

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2020	34,741,649	$4	$468,238	$(3)	$(209,527)	$258,712
Exercise of stock options	140,128	—	750	—	—	750
Vesting of restricted stock	—	—	21	—	—	21
Issuance of common stock pursuant to ESPP purchases	18,950	—	373	—	—	373
Stock-based compensation expense	—	—	10,054	—	—	10,054
Net unrealized loss on short-term marketable securities	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	(100,777)	(100,777)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	559,145	—	5,238	—	—	5,238
Issuance of common stock pursuant to ESPP purchases	33,928	—	280	—	—	280
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Issuance of common stock upon closing of follow-on public offering, net of issuance costs and underwriting fees of $13,800	8,846,154	1	215,786	—	—	215,787
Stock-based compensation expense	—	—	23,243	—	—	23,243
Net unrealized gain on short-term marketable securities	—	—	—	64	—	64
Net loss	—	—	—	—	(112,033)	(112,033)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	593,959	—	3,267	—	—	3,267
Common stock issued for vested restricted stock units	38,641	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	12,087	—	396	—	—	396
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824	—	—	123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955	—	—	210,956
Stock-based compensation expense	—	—	21,497	—	—	21,497
Net unrealized gain on marketable securities	—	—	—	233	—	233
Net loss	—	—	—	—	(151,759)	(151,759)
Balances at December 31, 2023	55,754,445	$6	$1,109,126	$270	$(574,096)	$535,306

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,759)	$(112,033)	$(100,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,497	23,243	10,054
Depreciation	29	43	41
Non-cash lease expense	234	217	203
Net amortization of premiums and discounts on short-term investments	(9,554)	(12)	1,066
Amortization of debt issuance costs and discount	448	204	—
Fair value change in warrant liability	79	264	—
Write-off of deferred offering costs	337	—	—
Unrealized foreign exchange gain and loss	(8)	16	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(6,740)	2,112	(2,101)
Accounts payable	(645)	968	3,273
Accrued expenses and other current liabilities	946	(7,333)	8,737
Operating lease liability	(231)	(206)	(182)
Net cash used in operating activities	(145,367)	(92,517)	(79,681)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(433,123)	(101,446)	(43,561)
Proceeds from maturities of short-term marketable securities	209,500	37,621	85,841
Net cash (used in) provided by investing activities	(223,623)	(63,825)	42,280
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	3,267	5,016	750
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	396	280	373
Proceeds from the issuance of common in a follow-on public offering	—	216,200	—
Proceeds from the issuance of common stock pursuant to the ATM offering	124,212	—	—
Proceeds from the issuance of common stock pursuant to registered direct offering	211,217	—	—
Proceeds from the issuance of common stock pursuant to private offering	—	25,000	—
Proceeds from loan payable	15,000	10,000	—
Payment of debt and equity issuance costs	(776)	(864)	(521)
Net cash provided by financing activities	353,316	255,632	602
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,674)	99,290	(36,799)
Cash, cash equivalents and restricted cash at the beginning of the period	249,881	150,591	187,390
Cash, cash equivalents and restricted cash at the end of the period	$234,207	$249,881	$150,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,483	$441	$—

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$233	$64	$(24)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$330	$—	$—
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$285	$—
Deferred offering costs reclassified to additional paid-in equity	$364	$150	$—

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH, a disease without any approved therapies. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company's lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has initiated a Phase 3 program called SYNCHRONY, for which the first two of three planned clinical trials evaluating EFX have begun screening. EFX is also being evaluated in two ongoing, 96-week Phase 2b clinical trials in patients with biopsy-confirmed MASH: the HARMONY study in patients with pre-cirrhotic MASH (F2-F3 fibrosis) and the SYMMETRY study in patients with cirrhotic MASH (F4 fibrosis, compensated). Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, the Company believes EFX has the potential, if approved, to be an important medicine for treating MASH.

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

Since its inception, the Company has raised $1,040,200 in capital funds, including $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, $818,900 in proceeds from the sales of common stock in equity offerings between 2020 and 2023, which includes a $25,000 equity investment from Pfizer, Inc. in 2022, $90,500 in proceeds from the sale of redeemable convertible preferred stock and $25,000 in venture debt borrowings. The Company has incurred recurring losses since its inception, including net losses of $151,759, $112,033 and $100,777 for the years ended December 31, 2023, 2022 and 2021, respectively. In addition, as of December 31, 2023, the Company had an accumulated deficit of $574,096. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents, short and long-term marketable securities of $569,293 as of December 31, 2023, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding to complete the clinical

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Operating segment information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s focus is the research and development of treatments for patients with serious metabolic diseases marked by high unmet medical need, including MASH, a disease without any approved therapies. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

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

Short and long-term marketable securities

The Company invests in short and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short and long-term marketable securities as available-for-sale securities and reports them at fair value in short and long-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2023, 2022 and 2021.

Restricted cash

As of December 31, 2022, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the consolidated balance sheets (see Note 12). The Company was not required to maintain a separate cash balance for the benefit of the landlord as of December 31, 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2023, all of the Company's cash, cash equivalents, short and long-term investments were held at four accredited financial institutions.

As of December 31, 2022, the Company held cash deposits at Silicon Valley Bank ("SVB") in excess of government insured limits. On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. No losses were incurred by the Company on deposits that were held at SVB. Management believes that the Company is not currently exposed to significant credit risk as the vast majority of the Company’s deposits were either owned directly by the Company and held in custody at a third-party financial institution or, subsequent to March 10, 2023, have been transferred to a third-party financial institution. On March 27, 2023, SVB was acquired by First-Citizen BancShares, Inc ("First-Citizen"). As of December 31, 2023, the Company did not have any significant deposits on account at or relationships with SVB or First-Citizen.

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

Accrued and prepaid research and development expenses

The Company has entered into various research and development and other agreements with commercial firms, researchers and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses are incurred. The Company makes estimates of accrued and prepaid research and development expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known at that time. When evaluating the adequacy of the accrued liabilities and the appropriateness of the prepaid expenses, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ materially from the Company's estimates.

Stock-based compensation

The Company makes stock-based awards from its stock compensation plans (see Note 8). The Company measures all stock-based awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company accounts for forfeitures as they occur. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company currently estimates its share price volatility using a combination weighting of the historical volatility of publicly traded peer companies and the volatility of its traded share price and expects to continue to do so until mid-2025. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

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

Recently adopted accounting pronouncements

As of December 31, 2023, and for the year then ended, there were no recently adopted accounting standards that had a material impact on the Company’s consolidated financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its consolidated financial statements and related disclosures.

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and extend certain annual disclosures to interim periods. Entities with a single reportable segment must apply ASC 280 in its entirety, are permitted to report more than one measure of segment profit or or loss under certain conditions and are required to disclose the title and position of the CODM. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-07 will have on its consolidated financial statements and related disclosures.

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

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$206,879	$206,879	$—	$—
U.S. Treasury securities	117,307	117,307	—	—
U.S. Government agency securities	133,297	—	133,297	—
Commercial paper	68,708	—	68,708	—
Corporate debt securities	15,774	—	15,774	—
Total assets	$541,965	$324,186	$217,779	$—

Warrant liabilities	$54	$—	$—	$54
Total liabilities	$54	$—	$—	$54

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Money market funds	$137,286	$137,286	$—	$—
U.S. Treasury securities	58,721	58,721	—	—
Corporate debt securities	5,476	—	5,476	—
U.S. Government agency securities	62,955	—	62,955	—
Commercial paper	27,738	—	27,738	—
Total assets	$292,176	$196,007	$96,169	$—

Warrant liabilities	$305	$—	$—	$305
Total liabilities	$305	$—	$—	$305

Corporate debt securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the years ended December 31, 2023 and 2022, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of December 31, 2023, the carrying value of the Loan Payable, approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short and long-term marketable securities as of December 31, 2023 and 2022:

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$206,879	$—	$—	$—	$206,879
U.S. Treasury securities	117,058	255	(6)	—	117,307
U.S. Government agency securities	133,279	78	(60)	—	133,297
Commercial paper	68,707	10	(9)	—	68,708
Corporate debt securities	15,773	1	—	—	15,774
	$541,696	$344	$(75)	$—	$541,965

Cash equivalents					$206,879
Short-term marketable securities					315,803
Long-term marketable securities					19,283
					$541,965

	December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$137,286	$—	$—	$—	$137,286
U.S. Treasury securities	58,698	23	—	—	58,721
Corporate debt securities	5,478	—	(2)	—	5,476
U.S. Government agency securities	62,939	15	—	—	62,954
Commercial paper	27,739	—	—	—	27,739
	$292,140	$38	$(2)	$—	$292,176

Cash equivalents					$190,500
Short-term marketable securities					101,676
					$292,176

The following table presents the contractual maturities of our short and long-term marketable securities as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Due within one year	$315,803	$101,676
Due after one year through five years	19,283	—
Total	$335,086	$101,676

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Accrued external research and development expenses	$10,041	$9,789
Accrued employee compensation and benefits	1,296	804
Accrued legal and professional fees	231	197
Short-term lease liability and other	522	325
	$12,090	$11,115

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), for an aggregate principal amount of $100,000 (“Term Loan”). Pursuant to the Loan Agreement, the Term Loan is available to the Company in four tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed in March of 2023 and $30,000 remains available to the Company to borrow at its sole discretion until March 15, 2024. An additional $45,000 may become available to the Company at Hercules' sole discretion.

The Term Loan will mature on January 1, 2027 (the “Maturity Date”). The Term Loan bears interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65% (the “Interest Rate”). The Company may make payments of interest only through July 1, 2025 (the “interest-only period”). After the interest-only period, the principal balance and related interest will be required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. The Loan Agreement is secured by most of the Company's assets, including its bank and investment accounts. The Loan Agreement provides for a prepayment charge equal to 3% of the outstanding principal balance of the Term Loan if prepayment is made within the first twelve months after closing, 2% if within the second twelve months after closing and 1% thereafter. In addition, the Loan Agreement provides for an End of Term Charge that will be the greater of 5.85% of the outstanding principal balance or $1,463, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

Upon closing, the Company issued warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share ("common stock"). The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants.

The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2023.

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

In March 2023, the Company borrowed an additional $15,000 and issued warrants to Hercules to purchase an additional 9,180 shares of Company's common stock. The fair value associated with these additional warrants of $330 were reclassified from warrant liability to additional paid in capital.

The warrant liabilities were valued at $54 and $305 as of December 31, 2023 and 2022, respectively. The change in fair value of the warrant liability of $79 from December 31, 2022 to December 31, 2023 arising from remeasurement was recorded in the statements of operations.

Future principal debt payments on the currently outstanding loan payable as of December 31, 2023 and 2022 are as follows (in thousands):

	Year Ended December 31,
	2023	2022
2023	$—	$—
2024	—	1,710
2025	7,343	3,725
2026	16,118	4,169
2027	1,539	396
Total principal outstanding	25,000	10,000
End of term charge	1,463	1,170
Total principal outstanding and end of term charge	26,463	11,170
Unamortized discount and issuance costs	(1,499)	(1,629)
Loan Payable	$24,964	$9,541

Loan Payable - current	$—	$—
Loan Payable - noncurrent	24,964	9,541
Loan Payable	$24,964	$9,541

The Company estimated the fair value of the warrant liability as of December 31, 2023 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Year Ended December 31,
	2023	2022
Expected term (in years)	5.5	6.5
Expected volatility	83.22%	77.29%
Risk-free interest rate	3.84%	4.18%
Expected dividend yield	0.00%	0.00%

On February 28, 2024 the Company amended the Hercules Loan Agreement to increase the total amount of borrowings available to $150,000 and to change the conditions under which the remaining borrowings will become available. In connection with this amendment, the Company borrowed an additional $10,000 under the Loan Agreement (see Notes 7 and 13).

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of December 31, 2023 and 2022, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2023, no cash dividends had been declared or paid.

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

As of December 31, 2023 and 2022, there were 55,754,445 and 46,865,206 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31, 2023	December 31, 2022
Options outstanding under the 2018 Stock Option and Grant Plan	1,114,189	1,633,173
Options outstanding under the 2019 Stock Option and Incentive Plan	5,785,788	4,146,831
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	371,952	129,131
Warrants to purchase common stock associated with Loan Agreement	45,898	36,718
Options available for future grant	1,917,356	2,038,142
Warrants available for future grant	137,700	146,880
Common stock available for ATM program	2,708,234	5,000,000
2019 Employee Stock Purchase Plan	1,586,224	1,187,508
	13,667,341	14,318,383

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2023.

Warrants Associated with Loan Agreement

In connection with the entry into the Loan Agreement, the Company issued to Hercules warrants to purchase shares of the Company’s common stock. The amount of shares that may be purchased for the Warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants. Upon execution of the Loan Agreement on June 15, 2022, the Company issued 36,718 warrants to purchase shares of the Company’s common stock and recorded the initial warrants at their relative fair value in shareholder's equity. In March of 2023, the Company issued an additional 9,180 warrants to purchase shares of the Company’s common stock to Hercules in connection with an additional $15,000 borrowing (see Note 6).

On February 28, 2024 the Company amended the Hercules Loan Agreement to increase the total amount of borrowings available to $150,000 and to change the conditions under which the remaining borrowings will become available. In connection with this amendment, the Company borrowed an additional $10,000 under the loan facility. In connection with the $10,000 borrowed at the time of the amendment, the Company will issue 18,359 additional warrants to purchase shares of the Company’s common stock to Hercules (see Notes 6 and 13).

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

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022	2021
Expected term (in years)	5.95	5.30	5.77
Expected volatility	81.89%	74.59%	72.17%
Weighted average risk-free interest rate	4.19%	2.71%	1.19%
Expected dividend yield	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	5,780,004	$18.88	7.80	$207,611
Options granted	1,720,882	$28.29
Options exercised	(593,959)	$5.50
Options cancelled	(6,950)	$49.74
Balance outstanding, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Vested and expected to vest, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Exercisable, December 31, 2023	4,126,549	$18.32	6.69	$28,508

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $28.29, $28.76 and $13.98, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the year ended December 31, 2022, the Company recognized $10,487 of related stock compensation expense, based upon management's estimates of the probabilities of the milestones being achieved and the fully vesting of the performance awards. During the year ended December 31, 2023, the Company did not have any outstanding performance awards or recognize any performance-based stock compensation expense.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (RSUs). Generally, the RSUs are subject to a four-year vesting period of which the Company has designated to vest on a quarterly basis over the remaining vesting term. In December 2022, the Company granted 129,131 RSUs to executive management with a total grant date fair value of $5,546. In 2023, the Company granted 281,462 RSUs to executive and non-executive employees with a total grant date fair value of $24.03.

The following table summarizes the Company’s RSUs activity since December 31, 2022:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2022	129,131	$42.95	2.07	$7,076
Granted	281,462	$24.03
Vested	(38,641)	$43.94
Cancelled or forfeited	—	$—
Balance outstanding, December 31, 2023	371,952	$28.53	1.98	$8,685

The weighted average grant-date fair value per share of RSUs granted during the years ended December 31, 2023 and 2022 was $24.03 and $42.95, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Classified within research and development expense	$7,579	$8,096	$3,054
Classified within general and administrative expense	13,918	15,147	7,000
Total stock-based compensation expense	$21,497	$23,243	$10,054

As of December 31, 2023, total unrecognized compensation cost related to unvested stock options and RSUs was $51,121 and 10,331, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.87 years and 3.61 years respectively.

9. Amgen license agreement

In June 2018, the Company entered into a license agreement (the “Amgen Agreement”) with Amgen, Inc. (“Amgen”) pursuant to which the Company was granted an exclusive license to certain patents and intellectual property related to a long-acting FGF21 analog in order to commercially develop, manufacture, use and distribute FGF21 as a treatment for MASH and other serious metabolic diseases. The Amgen Agreement provides the Company with exclusive global rights to the licensed products and the right to grant sublicenses that cover EFX to third parties.

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

Under the Amgen Agreement, the Company made a milestone payment in the third quarter of 2019 of $2,500 in connection with dosing the first patient in the BALANCED study, a second milestone payment of $7,500 was paid in December 2023 with dosing the first patient in our Phase 3 SYNCHRONY program, and is obligated to pay Amgen up to $30,000 in connection with marketing approvals, and aggregate milestone payments of up to $75,000 upon the achievement of specified commercial milestones for all products licensed under the Amgen Agreement.

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

During the year ended December 31, 2023, the Company recorded $7,500 in research and development expense under the Amgen license in connection with dosing the first patient in the Phase 3 SYNCHRONY program. There was no expense recorded during the years ended December 31, 2022 and 2021.

10. Income taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2023	2022	2021
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Total current income tax provision	—	—	—
Deferred income tax benefit:
Federal	40,292	27,269	23,352
State	28,079	14,568	7,274
Total deferred income tax benefit	68,371	41,837	30,626
Change in deferred tax asset valuation allowance	(68,371)	(41,837)	(30,626)
Total provision for income taxes	$—	$—	$—

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	18.5	13.0	7.2
Research and development tax credits	2.4	2.4	2.0
Other permanent differences	2.6	0.8	(0.1)
Change in deferred tax asset valuation allowance	(44.5)	(37.2)	(30.1)
Effect of Section 382 limitation	-	-	-
Effective income tax rate	-%	-%	-%

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$88,219	$68,450
Research and development tax credit carry forwards	12,846	7,704
License fees	5,545	3,355
Stock based compensation	14,286	8,974
Capitalized research and experimentation costs	58,610	20,803
Accruals, reserves and other	242	191
	179,748	109,477
Valuation allowance	(177,061)	(108,690)
Net deferred tax assets	$2,687	787

Deferred tax liabilities:
Prepaid expenses	(2,687)	(787)
Net deferred tax liabilities	$(2,687)	(787)

As of December 31, 2023, the Company had U.S. federal and state net operating loss carryforwards of $284,344 and $413,182, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $281,900, which may be carried forward indefinitely. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $14,379 and $2,355, respectively, which may be available to offset future tax liabilities and begin to expire in 2033. During the year ended December 31, 2023, gross deferred tax assets, before valuation allowance, increased by $68,371, due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three‑year period. The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2023, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018 and July 8, 2020. As a result of the ownership changes, approximately $2,118 and $3,632 of the NOLs will expire unutilized for federal and state

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Code Section 382 ownership change as a result of future changes in its stock ownership.

The Company’s research and development credits are subject to Code Section 383 and are limited due to the ownership changes that the Company has experienced. As of December 31, 2023, the Company has derecognized approximately $87 and $43 of gross federal and state research and development credits, respectively. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period. In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023 and 2022 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	2023	2022
Valuation allowance as of January 1,	$(108,690)	$(66,853)
Decreases recorded as a benefit to income tax provision	(68,371)	(41,837)
Valuation allowance as of December 31,	$(177,061)	$(108,690)

As of December 31, 2023, the Company had gross unrecognized tax benefits of $3,394, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2023, the Company will file income tax returns in the U.S., California, Connecticut, Colorado, Florida, Illinois, Kentucky, Maryland, Massachusetts, New York, New Jersey, North Carolina, Pennsylvania and Virginia, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present.

A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows

Balance at December 31, 2020	$644
Increases related to prior year tax positions	66
Increases related to current year tax positions	603
Balance at December 31, 2021	1,313
Increases related to prior year tax positions	51
Increases related to current year tax positions	746
Balance at December 31, 2022	2,110
Increases related to prior year tax positions	223
Increases related to current year tax positions	1,061
Balance at December 31, 2023	$3,394

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to IRC Section 174. The Company is projected to remain in a taxable loss position even after the capitalization of R&D expenditures, and thus the new requirement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows in 2023.

On September 8, 2023, the IRS released an advance version of Notice 2023-63 (“Notice”) which provides interim guidance to clarify the capitalization and amortization of specified research and experimental (“SRE”) expenditures under IRC Section 174, as amended by TCJA in 2017. The Notice addresses issues related to short tax years and the definition of the midpoint of the taxable year, the types of costs that constitute SRE expenditures including allocation methods, software development, research performed under contract, dispositions of property, and the treatment of SRE expenditures for long-term contract rules under section 460. The Notice also announces that the Treasury Department and the IRS intend to issue proposed regulations providing rules consistent with the guidance in the Notice applicable for tax years ending after September 8, 2023, and until then taxpayers may rely on the interim guidance in the notice, provided the taxpayer applies all of the rules in a consistent manner. The Company does not anticipate the guidance in the Notice to have material impact on the tax provision and will continue to monitor the development of the proposed regulations.

Accordingly, the Company is estimating 2023 and 2022 capitalization of U.S R&D expenditures net of 2023 and 2022 amortization of approximately $65,437 and $57,658 (an addback to estimated 2023 and 2022 US taxable income), respectively. Additionally, the requirement to capitalize and amortize foreign R&D expenses over 15 years resulted in 2023 and 2022 capitalization of R&D expenditures (net of amortization) of $65,899 and $14,728, respectively.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(151,759)	$(112,033)	$(100,777)
Denominator:
Weighted average common shares outstanding, basic and diluted	52,568,159	38,984,772	34,827,385
Net loss per share, basic and diluted	$(2.89)	$(2.87)	$(2.89)

The Company excluded 8,127 shares of restricted common stock, presented on a weighted average basis, from the calculations of basic net loss per share for the year 2021 because those shares had not vested. The were no restricted common stock for the years ended December 31, 2023 and 2022.

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

	Years ended December 31,
	2023	2022	2021
Options to purchase common stock	6,899,977	5,780,004	5,221,094
Unvested restricted stock units	371,952	129,131	—
Warrants to purchase common stock	45,898	36,718	—
Warrants available for future grant	137,700	146,880	—
	7,455,527	6,092,733	5,221,094

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

As of December 31, 2023, maturities of the Company’s operating lease liability was as follows:

2024	$331
2025	341
2026	351
2027	208
Total future minimum lease payments	1,231
Less imputed interest	(152)
Present value of operating lease liabilities	$1,079

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2023, the total lease liability was $1,079, of which $819 was noncurrent and $260 was short-term and classified within “Accrued expenses and other current liabilities” on the consolidated balance sheet.

For the years ended December 31, 2023, 2022 and 2021, the components of operating lease cost were as follows:

		Year Ended December 31,
		2023	2022	2021
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$324	$324	$324
Short-term lease cost	General and administrative expense	161	58	—
Variable operating lease cost	General and administrative expense	37	58	17
Total operating lease cost		$522	$440	$341

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$321	$312	$303
Weighted average remaining lease term (years)		3.6	4.6	5.6
Weighted average discount rate		7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2023, the Company had non-cancelable purchase and other commitments under these agreements totaling $30,878.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

13. Subsequent event

The Company evaluated subsequent events through the issuance date.

On February 28, 2024, the Company amended the Hercules Loan Agreement to increase the total amount of borrowings available to $150,000 and to change the conditions under which the remaining borrowings will become available. In connection with this amendment, the Company borrowed an additional $10,000 under the loan facility. In connection with the $10,000 borrowed at the time of the amendment, the Company will issue 18,359 additional warrants to purchase shares of the Company’s common stock to Hercules (see Notes 6 and 7).

On February 14, 2024, the Company raised $10,603 in net proceeds through the sale of 500,000 shares of common stock under its ATM facility at an average price of $21.75 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of December 31, 2023 on Form 10-K. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management and our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on the results of our evaluation under that framework, we concluded that our internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2023 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Akero Therapeutics, Inc. (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, NJ

February 28, 2024

Item 9B. Other Information.

On February 28, 2024, we entered into the Second Amendment (the “Amendment”) to the Loan and Security Agreement, dated as of June 15, 2022 with Hercules Capital, Inc. to, among other things, increase the total amount of borrowings available to us to up to $150.0 million and to change the conditions under which the remaining borrowings will become available.

The foregoing summary of the Amendment does not purport to be complete and is qualified in its entirety by the full text of the Amendment, a copy of which will be filed with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be sold or purchased
Jonathan Young, Chief Operating Officer	Plan adopted on December 27, 2023	276 days	30,000

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2024 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 17, 2023)

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

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K (File No. 001-38944) filed on February 25, 2022)

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#*	Compensation Recovery Policy effective September 13, 2023

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

any redsucSIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AKERO THERAPEUTICS, INC.

Date: February 29, 2024	By:	/s/ ANDREW CHENG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	February 29, 2024
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	February 29, 2024
William White

/s/ JUDY CHOU	Director	February 29, 2024
Judy Chou, Ph.D.

/s/ SETH L. HARRISON	Director	February 29, 2024
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	February 29, 2024
Jane P. Henderson

/s/ TOM HEYMAN	Director	February 29, 2024
Tom Heyman

/s/ MARK IWICKI	Director	February 29, 2024
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	February 29, 2024
Graham Walmsley, M.D., Ph.D

/s/YUAN XU	Director	February 29, 2024
Yuan Xu, Ph.D