Form 10-Q
period 2024-03-31
Akero Therapeutics, Inc.
filed 2024-05-10
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the registrant had 69,151,007 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to successfully initiate, enroll, conduct and complete the three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with FDA and other regulatory authorities on clinical trial designs and the enrollment of patients and activation of the first clinical trial sites in Israel and Turkey amidst the ongoing armed conflict between Israel and Hamas and the escalating conflict in the Middle East;
•
our ability to maintain our expected timeline for reporting week 96 results of the Phase 2b clinical trial of EFX in patients with compensated cirrhosis due to MASH (F4 fibrosis), known as the SYMMETRY study;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$623,854	$234,207
Short-term marketable securities	279,811	315,803
Prepaid expenses and other current assets	7,615	9,952
Total current assets	911,280	559,962
Long-term marketable securities	—	19,283
Property and equipment, net	17	18
Right of use asset	946	1,008
Total assets	$912,243	$580,271
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,783	$7,038
Accrued expenses and other current liabilities	16,476	12,090
Total current liabilities	30,259	19,128
Loan payable, noncurrent	34,803	24,964
Warrant liability	178	54
Operating lease liability, noncurrent	750	819
Total liabilities	65,990	44,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 69,148,429 and 55,754,445 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	1,473,765	1,109,126
Accumulated other comprehensive (loss) income	(79)	270
Accumulated deficit	(627,440)	(574,096)
Total stockholders’ equity	846,253	535,306
Total liabilities and stockholders’ equity	$912,243	$580,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$50,650	$21,787
General and administrative	9,304	6,966
Total operating expenses	59,954	28,753
Loss from operations	(59,954)	(28,753)
Interest expense	(991)	(457)
Interest and other income, net	7,601	3,379
Net loss	(53,344)	(25,831)
Net unrealized loss on marketable securities	(349)	(16)
Comprehensive loss	$(53,693)	$(25,847)
Net loss per common share, basic and diluted	$(0.90)	$(0.55)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	59,307,759	46,944,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for Vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on short-term marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345

Balances at December 31, 2023	55,754,445	6	1,109,126	270	(574,096)	535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	$7	$1,473,765	$(79)	$(627,440)	$846,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,344)	$(25,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,398	4,844
Depreciation	1	11
Non-cash lease expense	62	57
Net amortization of premiums and discounts on short-term investments	(2,922)	(1,268)
Amortization of debt issuance costs and discount	112	100
Fair value change in warrant liability	500	187
Write-off of deferred offering costs	—	337
Unrealized foreign exchange gain and loss	(22)	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,337	(505)
Accounts payable	6,456	(631)
Accrued expenses and other current liabilities	4,344	(1,872)
Operating lease liability	(62)	(36)
Net cash used in operating activities	(35,140)	(24,632)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(38,976)	(24,910)
Proceeds from maturities of short-term marketable securities	96,825	42,500
Net cash provided by investing activities	57,849	17,590
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,769	456
Proceeds from the issuance of common in a follow-on public offering	344,839	—
Proceeds from the issuance of common stock pursuant to the ATM offering	10,604	—
Proceeds from loan payable	10,000	15,000
Payment of debt and equity issuance costs	(274)	(303)
Net cash provided by financing activities	366,938	15,153
Net increase in cash, cash equivalents and restricted cash	389,647	8,111
Cash, cash equivalents and restricted cash at the beginning of the period	234,207	249,881
Cash, cash equivalents and restricted cash at the end of the period	$623,854	$257,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$768	$279

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable loss on marketable securities	$(349)	$(16)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$431	$330
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$480	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company's lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has initiated a Phase 3 program called SYNCHRONY, for which the first two of three planned clinical trials evaluating EFX have begun screening. EFX is also being evaluated in the ongoing, 96-week Phase 2b SYMMETRY study in patients with compensated cirrhosis due to MASH (F4). Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, the Company believes EFX has the potential, if approved, to be an important medicine for treating MASH.

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

Since its inception, the Company has raised $1,427,900 in capital funds, including $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, $1,196,600 in proceeds from the sales of common stock in equity offerings between 2020 and 2024, which includes a $25,000 equity investment from Pfizer, Inc. in 2022, $90,500 in proceeds from the sale of redeemable convertible preferred stock and $35,000 in venture debt borrowings. The Company has incurred recurring losses since its inception, including net losses of $53,344 and $25,831 for the three months ended March 31, 2024 and 2023, respectively, and net losses of $151,759 and $112,033 for the years ended December 31, 2023 and 2022, respectively. In addition, as of March 31, 2024, the Company had an accumulated deficit of $627,440. The Company expects to continue to generate operating losses for the foreseeable future. As of May 10, 2024, the issuance

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short-term marketable securities of $903,665 as of March 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2024 and the condensed consolidated statements of cash flows for the three months ended March 31, 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

Operating segment information

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s focus is the research and development of treatments for patients with serious metabolic diseases marked by high unmet medical need, including MASH. The Company’s chief operating decision maker, its chief executive officer, manages the Company’s operations on a consolidated basis for the purpose of allocating resources.

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

Short and long-term marketable securities

The Company invests in short and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short and long-term marketable securities as available-for-sale securities and reports them at fair value in short and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended March 31, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2024, all of the Company's cash, cash equivalents and short and long-term investments were held at four accredited financial institutions.

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

Accrued and prepaid research and development expenses

The Company has entered into various research and development and other agreements with commercial firms, researchers and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred. The Company makes estimates of accrued and prepaid research and development expenses as of each balance sheet date based on facts and circumstances known at that time. When evaluating the adequacy of the accrued liabilities and the appropriateness of the prepaid expenses, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ materially from the Company's estimates.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company currently estimates its share price volatility using a combined weighting of the historical volatility of publicly traded peer companies and the volatility of its traded share price and expects to continue to do so until mid-2025. The expected term of the Company's stock options has been determined utilizing the "simplified" method for awards that qualify as "plain-vanilla" options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and the expectation that it will not pay any cash dividends in the foreseeable future. The fair value of each common stock award is estimated on the date of grant based on the fair value of the Company's common stock on that same date.

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

Loan payable

Loan Payable represents borrowings under the Loan and Security Agreement, dated June 15, 2022 (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), subsequently amended on June 7, 2023 and February 28, 2024, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. Loan issuance costs have been recorded as a debt discount in the condensed consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Loan Agreement using the effective interest rate method. The Company considered whether there were any embedded features in the Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging.

The Loan Agreement was amended on February 28, 2024. The Company accounted for the amendment as a debt modification arrangement pursuant to ASC Topic 470, Debt—Modifications and Extinguishments.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Recently issued accounting standards not yet adopted

In November 2023, the FASB, issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and extend certain annual disclosures to interim periods. Entities with a single reportable segment must apply ASC 280 in its entirety, are permitted to report more than one measure of segment profit or loss under certain conditions and are required to disclose the title and position of the CODM. ASU No. 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its condensed consolidated financial statements and related disclosures.

In December 2023, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The enhancement will provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. Investors currently rely on the rate reconciliation table and other disclosures, including total income taxes paid, to evaluate income tax risks and opportunities. ASU No. 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact ASU No. 2023-09 will have on its condensed consolidated financial statements and related disclosures.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$602,380	$602,380	$—	$—
U.S. Treasury securities	127,853	127,853	—	—
U.S. Government agency securities	73,133	—	73,133	—
Commercial paper	43,271	—	43,271	—
Corporate debt securities	35,554	—	35,554	—
Total assets	$882,191	$730,233	$151,958	$—

Warrant liabilities	$178	$—	$—	$178
Total liabilities	$178	$—	$—	$178

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$206,879	$206,879	$—	$—
U.S. Treasury securities	117,307	117,307	—	—
U.S. Government agency securities	133,297	—	133,297	—
Commercial paper	68,708	—	68,708	—
Corporate debt securities	15,774	—	15,774	—
Total assets	$541,965	$324,186	$217,779	$—

Warrant liabilities	$54	$—	$—	$54
Total liabilities	$54	$—	$—	$54

Level 2 assets were valued using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31, 2024 and the twelve months ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of March 31, 2024, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short and long-term marketable securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$602,380	$—	$	$—	$602,380
U.S. Treasury securities	127,874	13	(34)	—	127,853
U.S. Government agency securities	73,148	8	(23)	—	73,133
Commercial paper	43,296	2	(27)	—	43,271
Corporate debt securities	35,572	—	(18)	—	35,554
	$882,270	$23	$(102)	$—	$882,191

Cash equivalents					$602,380
Short-term marketable securities					279,811
					$882,191

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$206,879	$—	$—	$—	$206,879
U.S. Treasury securities	117,058	255	(6)	—	117,307
U.S. Government agency securities	133,279	78	(60)	—	133,297
Commercial paper	68,707	10	(9)	—	68,708
Corporate debt securities	15,773	1	—	—	15,774
	$541,696	$344	$(75)	$—	$541,965

Cash equivalents					$206,879
Short-term marketable securities					315,803
Long-term marketable securities					19,283
					$541,965

The following table presents the contractual maturities of our short and long-term marketable securities as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Due within one year	$279,811	$315,803
Due after one year through five years	—	19,283
Total	$279,811	$335,086

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Accrued external research and development expenses	$13,057	$10,041
Accrued employee compensation and benefits	2,229	1,296
Accrued legal and professional fees	550	231
Short-term lease liability and other	640	522
	$16,476	$12,090

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), which was subsequently amended on June 7, 2023 and February 28, 2024, for an aggregate principal amount of $150,000 (“Term Loan”). Pursuant to the amended Loan Agreement, the Term Loan is available to the Company in five tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed in March 2023 and an additional $10,000 was borrowed in connection with the second amendment on February 28, 2024 (the "Tranche I and Tranche II Commitments"). At the sole discretion of the Company, $30,000 is available to be drawn from June 15, 2024 through June 15, 2025 ("Tranche III Commitment"). An additional $35,000 is available to be drawn at the earlier of the full draw of Tranche III or June 15, 2025 through June 15, 2026 ("Tranche IV Commitment). An additional $50,000 may become available to the Company prior to January 1, 2026, subject to Hercules' approval ("Tranche V Commitment").

The Term Loan will mature on March 1, 2027 (the “Maturity Date”). The Term Loan bears interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65% (the “Interest Rate”). The Company makes payments of interest only until January 1, 2026 (the “interest-only period”). After the interest-only period, the principal balance and related interest are required to be repaid in equal monthly installments and continuing until the Maturity Date.

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. The Loan Agreement provides for a prepayment charge equal to 2% of the outstanding principal balance of the Term Loan if prepayment is made prior to June 15, 2024 and 1% thereafter. In addition, the Loan Agreement provides for an End of Term Charge equal to the greater of 5.85% of the outstanding principal balance, or $2,048, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The Company was in compliance with all covenants of the Loan Agreement as of March 31, 2024.

The Loan Agreement requires the Company to issue warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share ("common stock"). The amount of shares that may be purchased for the warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the Warrants. Upon closing, the Company issued to Hercules warrants to

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

purchase 36,718 shares of Company’s common stock and recognized them at their relative fair value of $227 as of the date of issuance in the shareholders equity category of the balance sheet.

In accordance with ASC 815-40, additional warrants to purchase shares of the Company’s common stock that the Company is contingently required to issue are recognized at their relative fair value in the noncurrent liabilities category of the balance sheet, given the variable settlement amount of the warrant shares. The fair value of the equity and liability classified warrants are collectively recognized as a debt discount and are being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan. The Company reassesses the fair value of the warrant liability at the end of each reporting period.

On March 10, 2023, the Company issued warrants to purchase 9,180 shares of the Company's common stock in connection with the $15,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $330 was reclassified from warrant liability to additional paid in capital. On February 28, 2024, the Company issued warrants to purchase 18,359 shares of the Company's common stock in connection with the $10,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $431 was reclassified from warrant liability to additional paid in capital.

As of March 31, 2024, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of March 31, 2024 are as follows (in thousands):

	March 31, 2024	December 31, 2023
2024	$—	—
2025	—	7,343
2026	27,532	16,118
2027	7,468	1,539
Total principal outstanding	35,000	25,000
End of term charge	2,048	1,463
Total principal outstanding and end of term charge	37,048	26,463
Unamortized discount and issuance costs	(2,245)	(1,499)
Loan Payable	$34,803	$24,964

Loan Payable - current	$—	$—
Loan Payable - noncurrent	34,803	24,964
Loan Payable	$34,803	$24,964

The Company estimated the fair value of the warrant liability as of March 31, 2024 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	5.2	6.2
Expected volatility	85.37%	78.55%
Risk-free interest rate	4.20%	3.55%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2024, no cash dividends had been declared or paid.

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

On May 18, 2021, the Company filed a Form S-3 Registration Statement and the accompanying prospectus activating an At-The-Market ("ATM"), facility by entering into a sales agreement with J.P. Morgan Securities LLC, relating to shares of the Company’s common stock offered. Pursuant to the terms of the sales agreement, the Company may offer and sell shares of common stock, having an aggregate price of up to $100,000, from time to time. The Company reserved 5,000,000 shares of common stock related to the ATM offering. In March 2023, the Company terminated the sales agreement with J.P. Morgan Securities LLC and separately entered into a sales agreement with Jefferies LLC (the "Sales Agreement"). Pursuant to the Sales Agreement, the Company filed a prospectus supplement on March 17, 2023, under which the Company may offer and sell shares of common stock, having an aggregate value of up to $200,000. In April and May 2023, the Company sold 3,006,052 shares of common stock under the Sales Agreement, at an average price of $42.38 per share, and received net proceeds of $123,824, after deducting sales agent commissions and issuance costs of approximately $3,578. In February 2024, the Company sold an additional 500,000 shares of common stock under the Sales Agreement, at an average price of $21.75 per share, and received net proceeds of $10,604, after deducting sales agent commissions and issuance costs of approximately $271.

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

On March 8, 2024, the Company completed a follow-on public offering at which time the Company issued 12,650,000 shares of common stock, including the exercise in full by the underwriters of their option to purchase up to 1,650,000 additional shares of common stock, at a public offering price of $29.00 per share. The Company received $344,838 net of underwriting discounts and commissions of $22,011, but before deducting offering costs incurred by the Company of approximately $401.

As of March 31, 2024 and December 31, 2023, there were 69,148,429 and 55,754,445 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2024	December 31, 2023
Options outstanding under the 2018 Stock Option and Grant Plan	980,868	1,114,189
Options outstanding under the 2019 Stock Option and Incentive Plan	6,102,788	5,785,788
Restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	606,702	371,952
Warrants to purchase common stock associated with Loan Agreement	64,257	45,898
Options available for future grant	3,485,120	1,917,356
Warrants available for future grant	211,137	137,700
Common stock available for ATM program	2,208,234	2,708,234
2019 Employee Stock Purchase Plan	1,997,027	1,586,224
	15,656,133	13,667,341

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2024.

Warrants Associated with Loan Agreement

In connection with the Loan Agreement with Hercules (see Note 6), the Company is obligated to issue warrants to purchase shares of the Company’s common stock. The amount of shares that may be purchased for the warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the warrants. Upon execution of the Loan Agreement on June 15, 2022, the Company issued warrants to purchase 36,718 shares of the Company’s common stock, which have been recorded at their relative fair value at the time of issuance within shareholder's equity. The Company issued warrants to purchase an additional 9,180 shares of the Company’s common stock to Hercules in connection with the additional $15,000 borrowing on March 10, 2023 and warrants to purchase 18,359 shares of the Company’s common stock to Hercules in connection with the additional $10,000 borrowing on February 28, 2024.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 1,874,608 shares on January 1, 2023 and by 2,230,177 shares on January 1, 2024.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 410,803 shares on January 1, 2023 and by 410,803 shares on January 1, 2024.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.00	6.03
Expected volatility	85.47%	77.52%
Weighted average risk-free interest rate	3.96%	3.84%
Expected dividend yield	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Options granted	417,000	$23.82
Options exercised	(233,321)	$7.58
Options cancelled	—	$—
Balance outstanding, March 31, 2024	7,083,656	$22.92	7.63	$41,105
Vested and expected to vest, March 31, 2024	7,083,656	$22.92	7.63	$41,105
Exercisable, March 31, 2024	4,158,791	$19.53	6.64	$31,291

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2024 and 2023 was $23.82 and $47.39, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units ("RSUs"). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly installments over the vesting period.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table summarizes the Company’s RSUs activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2023	371,952	$28.53	1.98	$8,685
Granted	245,413	$23.48
Vested	(10,663)	$44.22
Cancelled or forfeited	—	$—
Balance outstanding, March 31, 2024	606,702	$26.21	1.87	$15,325

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the three months ended March 31, 2024 and 2023 was $23.48 and $49.49, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Classified within research and development expense	$2,721	$1,697
Classified within general and administrative expense	4,677	3,147
Total stock-based compensation expense	$7,398	$4,844

As of March 31, 2024, total unrecognized compensation cost related to unvested stock options and RSUs was $52,243 and $14,975, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.78 years and 3.53 years, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three months ended March 31, 2024 and 2023, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(53,344)	$(25,831)
Denominator:
Weighted average common shares outstanding, basic and diluted	59,307,759	46,944,059
Net loss per share, basic and diluted	$(0.90)	$(0.55)

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

	Three months ended March 31,
	2024	2023
Options to purchase common stock	7,083,656	5,927,480
Unvested restricted stock units	606,702	151,427
Warrants to purchase common stock	64,257	45,898
Warrants available for future grant	211,137	137,700
	7,965,752	6,262,505

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

As of March 31, 2024, maturities of the Company’s operating lease liability was as follows:

2024	$249
2025	341
2026	351
2027	209
Total future minimum lease payments	1,150
Less imputed interest	(133)
Present value of operating lease liabilities	$1,017

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of March 31, 2024, the total lease liability was $1,017, of which $750 was noncurrent and $267 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three months ended March 31, 2024 and 2023, the components of operating lease cost were as follows:

		Three Months Ended March 31,
		2024	2023
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81
Short-term lease cost	General and administrative expense	54	53
Variable operating lease cost	General and administrative expense	26	8
Total operating lease cost		$161	$142

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$82	$79
Weighted average remaining lease term (years)		3.3	4.3
Weighted average discount rate		7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2024, the Company had non-cancelable purchase and other commitments under these agreements totaling $36,441.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024.

Legal proceedings

The Company does not have contingency reserves established for any litigation liabilities. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses costs related to such legal proceedings as they are incurred.

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

13. Subsequent event

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months ended March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Part II, Item 1A., Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have raised capital principally through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings in 2020, 2022, 2023 and 2024, including a $25.0 million equity investment from Pfizer, Inc., in 2022. We have also borrowed $35.0 million from a Term Loan provided by Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX and any future product candidates. Our net losses were $53.3 million and $25.8 million for the three months ended March 31, 2024 and 2023, respectively. Our net losses were $151.8 million and $112.0 million for the years ended December 31, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of $627.4 million.

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

As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $903.7 million. We believe this will be sufficient to fund the Phase 3 SYNCHRONY Histology and SYNCHRONY Real World studies in patients with pre-cirrhotic MASH through readout of their respective primary endpoints and to fund our current operating plan into the second half of 2027.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries, related benefits and stock-based compensation expense for personnel in executive, finance, corporate and business development, and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and administrative consulting services; insurance costs; administrative travel expenses; marketing expenses and other operating costs.

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

Results of operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$50,650	$21,787	$28,863	132%
General and administrative	9,304	6,966	2,338	34%
Total operating expenses	59,954	28,753	31,201	109%
Loss from operations	(59,954)	(28,753)	(31,201)	109%
Interest expense	(991)	(457)	(534)	117%
Interest and other income, net	7,601	3,379	4,222	125%
Net loss	$(53,344)	$(25,831)	$(27,513)	107%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$44,080	$17,191	$26,889	156%
Personnel and other R&D related expenses	6,570	4,596	1,974	43%
Total research and development expenses	$50,650	$21,787	$28,863	132%

Research and development expenses were $50.7 million and $21.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $28.9 million. Direct costs for our EFX program increased $26.9 million, attributed primarily to a $25.6 million increase in CRO expenses related to our completed HARMONY study and our ongoing SYMMETRY and SYNCHRONY studies and a $1.4 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $2.0 million, due to a $1.0 million increase in stock-based compensation and a $0.9 million increase in wage and wage-related expenses resulting from increased staff. We expect that our research and development expenses will increase substantially in connection with our planned clinical development and manufacturing activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $9.3 million and $7.0 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $2.3 million which was due primarily to a $1.5 million increase in stock-based compensation and a $0.8 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the three months ended March 31, 2024 and 2023 was $1.0 million and $0.5 million, respectively, an increase of $0.5 million related to the Hercules term loan.

Interest and other income

Interest and other income $7.6 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.2 million which was due primarily to a $4.6 million increase in interest income from our cash, cash equivalents and short-term marketable securities, offset by a $0.4 million expense resulting from the change in fair value of our warrant liability to Hercules.

Liquidity and capital resources

From our inception through March 31, 2024, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through March 31, 2024, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. In June 2022, we received $25.0 million from an equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. An additional $15.0 million was borrowed from Hercules in March of 2023 and another $10.0 million in February 2024. In April and May 2023, we raised gross proceeds of $127.4 million under an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. In addition, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering in February 2024 and gross proceeds of $366.9 million from a follow-on public offering in March 2024. From our inception through March 31, 2024, these and other funding sources have provided gross proceeds totaling $1,427.9 million. As of March 31, 2024, we had cash, cash equivalents and short-term marketable securities of $903.7 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(35,140)	$(24,632)
Net cash provided by investing activities	57,849	17,590
Net cash provided by financing activities	366,938	15,153
Net increase in cash, cash equivalents and restricted cash	$389,647	$8,111

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024 was $35.1 million, consisting of a net loss of $53.3 million offset by non-cash charges of $5.1 million, including $7.4 million of stock-based compensation expense, and changes in our operating assets and liabilities of $13.1 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash provided by investing activities for the three months ended March 31, 2024 was $57.8 million, resulting from $96.8 of short-term marketable securities which matured offset by $39.0 million in purchases of short-term marketable securities.

Cash provided by investing activities for the three months ended March 31, 2023 was $17.6 million, resulting from $42.5 of short-term marketable securities which matured offset by $24.9 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2024 was $366.9 million, including primarily $344.8 million from a follow-on public offering of our common stock, $10.6 million from sales of our common stock under our ATM sales agreement, $10.0 million from a term loan provided by Hercules and $1.8 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the three months ended March 31, 2023 was $15.2 million, including primarily $15.0 million from a term loan provided by Hercules and $0.5 million in proceeds from the exercise of stock options.

Description of Indebtedness

We have outstanding borrowings of $35.0 million under a loan and security agreement, or Loan Agreement, with Hercules and we may borrow an additional $30.0 million at our sole discretion until June 15, 2025 and an additional $35.0 million at our sole discretion until June 15, 2026. In addition, up to an additional $50.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until January 1, 2026. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of March 1, 2027. Outstanding borrowings bear interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65%. A further description of the Loan Agreement is presented in Note 6 to the condensed consolidated financial statements.

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

Contractual obligations and other commitments

During the three months ended March 31, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Part I, Item 1, Footnote 6 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $37.6 million as of March 31, 2024, compared to $32.1 million as of December 31, 2023. The increase of $5.5 million was primarily attributable to $5.6 million increase in the purchase and other obligations to support the growth and expansion of our clinical trials activities and a $0.1 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the Securities and Exchange Commission on February 29, 2024. There were no material changes to our critical accounting policies through March 31, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short-term marketable securities of $903.7 million as of March 31, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of March 31, 2024. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Securities Exchange Act of 1934 for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b SYMMETRY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our ongoing and planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH and the significant competition for recruiting patients with MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by the March 2024 marketing approval for Rezdiffra or the potential marketing approvals for one or more investigational MASH drugs.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
the impact of geopolitical tensions, such as the ongoing armed conflict between Israel and Hamas and the escalating conflict in the Middle East, on clinical trial sites, such as those in Turkey and Israel, where we are currently planning to activate sites in our Phase 3 SYNCHRONY program;
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

We do not know whether the long-term follow-up portion of the SYMMETRY study through week 96 will be completed or the Phase 3 SYNCHRONY program or any future clinical trials will enroll or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•
challenges and delays in activating planned clinical trial sites globally due to the impact of geopolitical tensions, including the ongoing armed conflict between Israel and Hamas;
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

Any inability to successfully complete nonclinical and clinical development could result in additional costs to us or impair our ability to generate revenue. In addition, if we make changes to a product candidate, such as the drug product-device combination being used in the Phase 3 SYNCHRONY program, we may need to conduct additional nonclinical studies or clinical trials to bridge or demonstrate the comparability of our modified product candidate to earlier versions, which could delay our clinical development plan or marketing approval for our current product candidate and any future product candidates. Clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient ("API")) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product ("DP") including a DP-device combination for use in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, which are both released for Phase 3 clinical use. The formulation used for API manufacture has been modified to enable production of a lyophilized DP rather than the frozen liquid used in Phase 2b studies. This change improves long-term pharmaceutical stability of the DP, making it suitable as the potential commercial presentation. A program of pharmaceutical and clinical studies has shown that the DP-device presentation being used in Phase 3 studies is comparable to that used for

Phase 2b studies. We plan to enter into new commercial supply agreements with each of Boehringer Ingelheim and Vetter at the appropriate time.

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

If any CMO with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different CMO, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through an analytical comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CMO may possess technology related to the manufacture of our product candidate that such CMO owns independently. This would increase our reliance on such CMO or require us to obtain a license from such CMO in order to have another CMO manufacture our product candidates. In addition, in the case of CMOs that supply our product candidate, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials. Any medicines that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our completed HARMONY study, and our ongoing SYMMETRY study, for which we have reported Week 36 results, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our SYNCHRONY Phase 3 trials, of which we dosed the first patients in December 2023, may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

As of May 1, 2024, we had 58 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the completed BALANCED and HARMONY studies and our ongoing SYMMETRY study, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that our clinical trials, including the SYNCHRONY Phase 3 trials, will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and the CCPA, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the GDPR (discussed below in the European Data Collection subsection). Specifically, the act established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

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

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2024 and 2023, we reported net losses of $53.3 million and $25.8 million, respectively. For the years ended December 31, 2023 and 2022, we reported net losses of $151.8 million and $112.0 million, respectively. As of March 31, 2024, we had an accumulated deficit of $627.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2024, we had $903.7 million of cash, cash equivalents and short-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. In February 2024, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering and borrowed $10.0 million from Hercules under our term loan facility. In March 2024, we raised gross proceeds of $366.9 million from a follow-on public offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this "Risk Factors" section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

On June 15, 2022, we entered into a Loan and Security Agreement ("Loan Agreement") with Hercules Capital, Inc., ("Hercules") which we subsequently amended on February 28, 2024, for an aggregate principal amount of up to $150.0 million ("Term Loan"). Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Additionally, there is a financial covenant requiring us to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

The Term Loan with Hercules provides up to $150.0 million of debt financing and has interest-only payments until January 1, 2026. Thereafter, we are obligated to make payments that will include installments of principal and interest through the maturity date of March 1, 2027.

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

If material weaknesses or significant deficiencies in our internal control over financial reporting are identified in the future, we may not detect or remediate errors on a timely basis and our condensed consolidated financial statements may be materially misstated. We, or our independent registered public accounting firm, may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from NASDAQ or other adverse consequences that would materially harm our business.

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

As of June 30, 2023, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we now qualify as a "large accelerated filer". As such, we incur significant additional expenses in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a smaller reporting company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2023 and March 31, 2024, our stock price has ranged from $11.38 to $56.88. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Holders of stock in companies that have a volatile stock price frequently bring securities class action litigation against the company that issued the stock. We have been and may in the future be the target of this type of litigation. The outcome of such pending and potential litigation is uncertain. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. Although the results of lawsuits and claims cannot be predicted with certainty, defending against such claims could be costly and divert our management’s attention from other business concerns, which could seriously harm our business. Any litigation to which we become a party may result in an onerous or unfavorable judgment, or may be resolved with a monetary payment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased
William White, Executive Vice President, Chief Financial Officer and Head of Corporate Development	Plan Adopted on March 13, 2024	171 days	295,000
Patrick Lamy, Senior Vice President of Commercial Strategy	Plan Adopted on March 28, 2024	277 days	9,000

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
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

10.1*#	Second Amendment to the Loan and Security Agreement dated February 28, 2024 by and between the Registrant and Hercules Capital, Inc.

10.2*	Warrant agreement, dated March 12, 2024 by and between the Registrant and Hercules Private Credit Fund 1 L.P.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

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

AKERO THERAPEUTICS, INC.

Date: May 10, 2024	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)