Form 10-Q
period 2024-06-30
Akero Therapeutics, Inc.
filed 2024-08-09
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 69,430,754 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control, including difficulties in identifying patients with metabolic dysfunction-associated steatohepatitis (“MASH,” formerly known as nonalcoholic steatohepatitis), significant competition for recruiting such patients in clinical trials, and restrictions on patients and investigators related to outbreaks of infectious diseases or public health crises.
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
•
our ability to successfully initiate, enroll, conduct and complete the three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with FDA and other regulatory authorities on clinical trial designs and the enrollment of patients in Israel and Turkey amidst the ongoing armed conflict between Israel and Hamas and the escalating conflict in the Middle East;
•
our ability to maintain our expected timeline for reporting week 96 results of the Phase 2b clinical trial of EFX in patients with compensated cirrhosis due to MASH (F4 fibrosis), known as the SYMMETRY study;
•
our ability to maintain our expected timeline for reporting primary endpoint results of the Phase 3 SYNCHRONY Histology and SYNCHRONY Real-World clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$310,355	$234,207
Short-term marketable securities	449,839	315,803
Prepaid expenses and other current assets	15,816	9,952
Total current assets	776,010	559,962
Long-term marketable securities	88,133	19,283
Property and equipment, net	16	18
Right of use asset	884	1,008
Total assets	$865,043	$580,271
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,568	$7,038
Accrued expenses and other current liabilities	16,606	12,090
Total current liabilities	31,174	19,128
Loan payable, noncurrent	34,959	24,964
Warrant liability	164	54
Operating lease liability, noncurrent	679	819
Total liabilities	66,976	44,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 69,205,668 and 55,754,445 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	1,481,748	1,109,126
Accumulated other comprehensive (loss) income	(261)	270
Accumulated deficit	(683,427)	(574,096)
Total stockholders’ equity	798,067	535,306
Total liabilities and stockholders’ equity	$865,043	$580,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$55,322	$27,985	$105,972	$49,772
General and administrative	10,419	7,644	19,723	14,610
Total operating expenses	65,741	35,629	125,695	64,382
Loss from operations	(65,741)	(35,629)	(125,695)	(64,382)
Interest expense	(1,231)	(857)	(2,222)	(1,314)
Interest and other income, net	10,985	5,403	18,586	8,782
Net loss	(55,987)	(31,083)	(109,331)	(56,914)
Net unrealized loss on marketable securities	(182)	(272)	(531)	(288)
Comprehensive loss	$(56,169)	$(31,355)	$(109,862)	$(57,202)
Net loss per common share, basic and diluted	$(0.81)	$(0.60)	$(1.70)	$(1.15)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	69,160,484	51,867,854	64,234,122	49,419,558

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for Vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on short-term marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345
Exercise of stock options	306,510	—	1,556	—	—	1,556
Common stock issued for vested restricted stock units	9,956	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,885	—	313	—	—	313
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824	—	—	123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955	—	—	210,956
Stock-based compensation expense	—	—	4,798	—	—	4,798
Net unrealized loss on marketable securities	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	(31,083)	(31,083)
Balances at June 30, 2023	55,547,959	$6	$1,095,933	$(251)	$(479,251)	$616,437

Balances at December 31, 2023	55,754,445	6	1,109,126	270	(574,096)	535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	$7	$1,473,765	$(79)	$(627,440)	$846,253
Exercise of stock options	334	—	3	—	—	3
Common stock issued for vested restricted stock units	40,661	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	16,244	—	324	—	—	324
Stock-based compensation expense	—	—	7,656	—	—	7,656
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(55,987)	(55,987)
Balances at June 30, 2024	69,205,668	$7	$1,481,748	$(261)	$(683,427)	$798,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,331)	$(56,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	15,054	9,642
Depreciation	2	22
Non-cash lease expense	124	115
Net amortization of premiums and discounts on short-term investments	(6,369)	(2,639)
Amortization of debt issuance costs and discount	269	212
Fair value change in warrant liability	487	110
Write-off of deferred offering costs	—	337
Unrealized foreign exchange gain and loss	(19)	(20)
Acquired in-process research and development expense	999	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,734)	(372)
Accounts payable	7,549	2,245
Accrued expenses and other current liabilities	4,501	352
Operating lease liability	(125)	(111)
Net cash used in operating activities	(92,593)	(47,021)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(378,383)	(213,712)
Proceeds from maturities of short-term marketable securities	181,335	103,000
Purchase of in-process research and development	(999)	—
Net cash used in investing activities	(198,047)	(110,712)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,772	2,011
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	324	313
Proceeds from the issuance of common in a follow-on public offering	344,839	—
Proceeds from the issuance of common stock pursuant to the ATM offering	10,604	124,212
Proceeds from the issuance of common stock pursuant to registered direct offering	—	211,217
Proceeds from loan payable	10,000	15,000
Payment of debt and equity issuance costs	(751)	(745)
Net cash provided by financing activities	366,788	352,008
Net increase in cash, cash equivalents and restricted cash	76,148	194,275
Cash, cash equivalents and restricted cash at the beginning of the period	234,207	249,881
Cash, cash equivalents and restricted cash at the end of the period	$310,355	$444,156

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,861	$949

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable loss on marketable securities	$(531)	$(288)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$431	$330
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$64	$206
Deferred offering costs reclassified to additional paid-in equity	$—	$364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its subsidiaries, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company's lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis due to MASH (F4). EFX is also being evaluated in the ongoing, 96-week Phase 2b SYMMETRY study in patients with compensated cirrhosis due to MASH (F4). Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, the Company believes EFX has the potential, if approved, to be an important medicine for treating MASH.

The Company is subject to risks and uncertainties common to mid-stage companies in the biotechnology industry, including, but not limited to, completion and success of clinical testing, preparation for a potential commercial launch of EFX, if approved, development by competitors of new technological innovations, compliance with governmental regulations, dependence on key personnel and protection of proprietary technology and the ability to secure additional capital to fund operations. EFX will require extensive clinical testing prior to regulatory approval and commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s drug development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

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

Since its inception, the Company has raised $1,427,900 in capital funds, including $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, $1,196,600 in proceeds from the sales of common stock in equity offerings between 2020 and 2024, which includes a $25,000 equity investment from Pfizer, Inc. in 2022, $90,500 in proceeds from the sale of redeemable convertible preferred stock and $35,000 in venture debt borrowings. The Company has incurred recurring losses since its inception, including net losses of $109,331 and $56,914 for the six months ended June 30, 2024 and 2023, respectively, and net losses of $151,759 and $112,033 for the years ended December 31, 2023 and 2022, respectively. In addition, as of June 30, 2024, the Company had an accumulated deficit of $683,427. The Company expects to continue to generate operating losses for the foreseeable future. As of August 9, 2024, the issuance

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short- and long-term marketable securities of $848,327 as of June 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023 and the three months ended June 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Use of estimates

The preparation of the Company's condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, the recognition of research and development expenses, stock-based compensation expense, warrant liabilities and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts. The fair value of cash equivalents approximate their carrying values due to the short-term nature of such financial instruments.

Short and long-term marketable securities

The Company invests in short-term and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short- and long-term marketable securities as available-for-sale securities and reports them at fair value in short-term and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended June 30, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short- and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2024, all of the Company's cash, cash equivalents and short and long-term investments were held at three accredited financial institutions.

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU“) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected to not recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses consist of costs incurred to discover, research and develop drug candidates, including personnel expenses, stock-based compensation expense, third-party license fees and external costs including fees paid to consultants, contract manufacturing organizations or CMOs and clinical research organizations or CROs in connection with drug product manufacturing, nonclinical studies and clinical trials, and other related clinical trial fees, such as for investigator grants, patient screening, laboratory work, clinical trial database management, clinical trial material management and statistical compilation and analysis. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are recorded as prepaid expenses. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered.

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

Stock-based compensation

The Company makes stock-based awards from its stock compensation plans (see Note 8). The Company measures all stock option awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company measures restricted stock unit awards based on the market closing price of the Company's common stock on the grant date. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, generally four years.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company's expected dividend yield. The Company currently estimates its share price volatility using a combined weighting of the historical volatility of publicly traded peer companies and the volatility of its traded share price and expects to continue to do so until mid-2025. The expected term of the Company's stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and the expectation that it will not pay any cash dividends in the foreseeable future.

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

Loan payable

Loan Payable represents borrowings under the Loan and Security Agreement, dated June 15, 2022 (“Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), subsequently amended on June 7, 2023 and February 28, 2024, which the Company has accounted for as a debt financing arrangement. Interest expense is accrued using the effective interest rate method over the estimated period the loan will be repaid. Loan issuance costs have been recorded as a debt discount in the condensed consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the Loan Agreement using the effective interest rate method. The Company considered whether there were any embedded features in the Loan Agreement that require bifurcation and separate accounting as derivative financial instruments pursuant to Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging.

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

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders' equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive loss is comprised of net loss and changes in unrealized gains and losses on its short- and long-term marketable securities.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$244,283	$244,283	$—	$—
U.S. Treasury securities	275,738	275,738	—	—
U.S. Government agency securities	119,338	—	119,338	—
Commercial paper	84,436	—	84,436	—
Corporate debt securities	68,611	—	68,611	—
Total assets	$792,406	$520,021	$272,385	$—

Warrant liabilities	$164	$—	$—	$164
Total liabilities	$164	$—	$—	$164

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$206,879	$206,879	$—	$—
U.S. Treasury securities	117,307	117,307	—	—
U.S. Government agency securities	133,297	—	133,297	—
Commercial paper	68,708	—	68,708	—
Corporate debt securities	15,774	—	15,774	—
Total assets	$541,965	$324,186	$217,779	$—

Warrant liabilities	$54	$—	$—	$54
Total liabilities	$54	$—	$—	$54

Level 2 assets were valued using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2024 and the twelve months ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of June 30, 2024, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$244,283	$—	$—	$—	$244,283
U.S. Treasury securities	275,815	48	(125)	—	275,738
U.S. Government agency securities	119,393	2	(57)	—	119,338
Commercial paper	84,502		(66)	—	84,436
Corporate debt securities	68,674	—	(63)	—	68,611
	$792,667	$50	$(311)	$—	$792,406

Cash equivalents					$254,434
Short-term marketable securities					449,839
Long-term marketable securities					88,133
					$792,406

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$206,879	$—	$—	$—	$206,879
U.S. Treasury securities	117,058	255	(6)	—	117,307
U.S. Government agency securities	133,279	78	(60)	—	133,297
Commercial paper	68,707	10	(9)	—	68,708
Corporate debt securities	15,773	1	—	—	15,774
	$541,696	$344	$(75)	$—	$541,965

Cash equivalents					$206,879
Short-term marketable securities					315,803
Long-term marketable securities					19,283
					$541,965

The following table presents the contractual maturities of the Company's short-term and long-term marketable securities as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Due within one year	$449,839	$315,803
Due after one year through five years	88,133	19,283
Total	$537,972	$335,086

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued external research and development expenses	$12,407	$10,041
Accrued employee compensation and benefits	3,121	1,296
Accrued legal and professional fees	449	231
Short-term lease liability and other	629	522
	$16,606	$12,090

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into the Loan Agreement with Hercules, which was subsequently amended on June 7, 2023 and February 28, 2024, for an aggregate principal amount of $150,000 (“Term Loan”). Pursuant to the amended Loan Agreement, the Term Loan is available to the Company in five tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed in March 2023 and an additional $10,000 was borrowed in connection with the second amendment on February 28, 2024 (the “Tranche I and Tranche II Commitments”). At the sole discretion of the Company, $30,000 is available to be drawn from June 15, 2024 through June 15, 2025 (“Tranche III Commitment”). Also at the sole discretion of the Company, an additional $35,000 is available to be drawn at the earlier of the full draw of Tranche III or June 15, 2025 through June 15, 2026 (“Tranche IV Commitment”). An additional $50,000 may become available to the Company prior to January 1, 2026, subject to Hercules' approval (“Tranche V Commitment”).

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

The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2024.

The Loan Agreement requires the Company to issue warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share (“common stock”). The amount of shares that may be purchased for the warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the warrants. Upon closing, the Company issued to Hercules warrants to purchase 36,718 shares of Company’s common stock and recognized them at their relative fair value of $227 as of the date of issuance in the shareholders equity category of the balance sheet.

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

As of June 30, 2024, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
2024	$—	$—
2025	—	7,343
2026	27,532	16,118
2027	7,468	1,539
Total principal outstanding	35,000	25,000
End of term charge	2,048	1,463
Total principal outstanding and end of term charge	37,048	26,463
Unamortized discount and issuance costs	(2,089)	(1,499)
Loan Payable	$34,959	$24,964

Loan Payable - current	$—	$—
Loan Payable - noncurrent	34,959	24,964
Loan Payable	$34,959	$24,964

The Company estimated the fair value of the warrant liability as of June 30, 2024 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	5.0	6.0
Expected volatility	87.38%	78.85%
Risk-free interest rate	4.33%	4.05%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2024, no cash dividends had been declared or paid.

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

In March 2023, the Company entered into a sales agreement with Jefferies LLC (the “Sales Agreement”) activating an At-The-Market (“ATM”) facility. Pursuant to the Sales Agreement, the Company filed a prospectus supplement on March 17, 2023, under which the Company may offer and sell shares of common stock, having an aggregate value of up to $200,000. In April and May 2023, the Company sold 3,006,052 shares of common stock under the Sales Agreement, at an average price of $42.38 per share, and received net proceeds of $123,824, after deducting sales agent commissions and issuance costs of approximately $3,578. In February 2024, the Company sold an additional 500,000 shares of common stock under the Sales Agreement, at an average price of $21.75 per share, and received net proceeds of $10,604, after deducting sales agent commissions and issuance costs of approximately $271.

On June 15, 2022, the Company entered into a securities purchase agreement for the sale of 2,525,252 shares of the Company's common stock to Pfizer Inc. at $9.90 per share in a registered direct offering conducted without an underwriter or placement agent and pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the U.S. Securities and Exchange Commission (“SEC”). The offering closed on June 17, 2022 for net proceeds of $24,647, after deducting offering costs paid by the Company.

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

On May 16, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, (“Jefferies”), as a representative of the several underwriters, pursuant to which the Company agreed to issue and sell 5,238,500 shares of the Company's common stock at $42.00 per share in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on May 16, 2023. The Company received net proceeds of $210,956, after deducting underwriters commissions and offering costs incurred by the Company of approximately $9,061.

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

On May 10, 2024, the Company entered into an amendment to the Sales Agreement (“Amended Sales Agreement”) to increase the aggregate offering price of the shares of the Company's common stock by an additional $200,000. In accordance with the terms of the Amended Sales Agreement, the Company may now offer and sell shares of its common stock having an aggregate offering price of up to $261,723 from time to time.

As of June 30, 2024 and December 31, 2023, there were 69,205,668 and 55,754,445 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	June 30, 2024	December 31, 2023
Options outstanding under the 2018 Stock Option and Grant Plan	980,868	1,114,189
Options outstanding under the 2019 Stock Option and Incentive Plan	6,611,554	5,785,788
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	566,041	371,952
Warrants to purchase common stock associated with Loan Agreement	64,257	45,898
Options available for future grant	2,976,020	1,917,356
Warrants available for future grant	211,137	137,700
Common stock available for ATM program	11,722,981	2,708,234
2019 Employee Stock Purchase Plan	1,980,783	1,586,224
	25,113,641	13,667,341

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2024.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Expected term (in years)	5.86	5.63	5.92	5.88
Expected volatility	86.83%	78.90%	86.22%	78.05%
Weighted average risk-free interest rate	4.56%	3.87%	4.29%	3.85%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	remaining	Intrinsic
	Number	Price per	contractual	Value
	of Options	Share	term (years)	(000's)
Balance outstanding, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Options granted	934,225	$22.21
Options exercised	(233,655)	$7.59
Options cancelled	(8,125)	$44.93
Balance outstanding, June 30, 2024	7,592,422	$22.76	7.54	$33,309
Vested and expected to vest, June 30, 2024	7,592,422	$22.76	7.54	$33,309
Exercisable, June 30, 2024	4,535,766	$20.76	6.55	$26,110

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2024 and 2023 was $15.53 and $48.40, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2024 and 2023 was $16.45 and $47.78, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table summarizes the Company’s RSUs activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	remaining	Intrinsic
	Underlying	Fair Value per	contractual	Value
	shares	Share	term (years)	(000's)
Balance outstanding, December 31, 2023	371,952	$28.53	1.98	$8,685
Granted	245,413	$23.48
Vested	(51,324)	$29.98
Cancelled or forfeited	—	$—
Balance outstanding, June 30, 2024	566,041	$26.21	1.74	$13,279

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

There were no RSUs granted during the three months ended June 30, 2024. The weighted average grant-date fair value per share of RSUs granted during the three months ended June 30, 2023 was $49.49. Additionally, the weighted average grant-date fair value per share of RSUs granted during the six months ended June 30, 2024 and 2023 was $23.48 and $49.49, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Classified within research and development expense	$2,863	$1,802	$5,584	$3,499
Classified within general and administrative expense	4,793	2,996	9,470	6,143
Total stock-based compensation expense	$7,656	$4,798	$15,054	$9,642

As of June 30, 2024, total unrecognized compensation cost related to unvested stock options and RSUs was $53,565 and $13,851, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.70 years and 3.29 years, respectively.

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

During the three and six months ended June 30, 2024 and 2023, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and six months ended June 30, 2024 and 2023, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(55,987)	$(31,083)	$(109,331)	$(56,914)
Denominator:
Weighted average common shares outstanding, basic and diluted	69,160,484	51,867,854	64,234,122	49,419,558
Net loss per share, basic and diluted	$(0.81)	$(0.60)	$(1.70)	$(1.15)

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

	Three and six months ended June 30,
	2024	2023
Options to purchase common stock	7,592,422	5,779,045
Unvested restricted stock units	566,041	141,471
Warrants to purchase common stock	64,257	45,898
Warrants available for future grant	211,137	137,700
	8,433,857	6,104,114

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

As of June 30, 2024, maturities of the Company’s operating lease liability was as follows:

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

2024	$168
2025	341
2026	351
2027	208
Total future minimum lease payments	1,068
Less imputed interest	(114)
Present value of operating lease liabilities	$954

As of June 30, 2024, the total lease liability was $954, of which $679 was noncurrent and $275 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and six months ended June 30, 2024 and 2023, the components of operating lease cost were as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$162	$162
Short-term lease cost	General and administrative expense	36	36	90	89
Variable operating lease cost	General and administrative expense	—	12	26	19
Total operating lease cost		$117	$129	$278	$270

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$81	79	$163	$159
Weighted average remaining lease term (years)		3.1	4.1	3.1	4.1
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of June 30, 2024, the Company had non-cancelable purchase and other commitments under these agreements totaling $40,680.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024.

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

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. On June 25, 2024, certain purported stockholders of the Company filed motions to be appointed lead plaintiff in the lawsuit and have their counsel appointed as lead counsel. The court has not yet ruled on those motions. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

13. Subsequent event

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and six months ended June 30, 2024.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have raised capital principally through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings in 2020, 2022, 2023 and 2024, including a $25.0 million equity investment from Pfizer, Inc., in 2022. We have also borrowed $35.0 million from a Term Loan provided by Hercules Capital, Inc, or Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $109.3 million and $56.9 million for the six months ended June 30, 2024 and 2023, respectively. Our net losses were $151.8 million and $112.0 million for the years ended December 31, 2023 and 2022, respectively. As of June 30, 2024, we had an accumulated deficit of $683.4 million.

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

As of June 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $848.3 million. We believe this will be sufficient to fund the Phase 3 SYNCHRONY Histology and SYNCHRONY Real World studies in patients with pre-cirrhotic MASH through readout of their respective primary endpoints and to fund our current operating plan into the second half of 2027.

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

Results of operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$55,322	$27,985	$27,337	98%
General and administrative	10,419	7,644	2,775	36%
Total operating expenses	65,741	35,629	30,112	85%
Loss from operations	(65,741)	(35,629)	(30,112)	85%
Interest expense	(1,231)	(857)	(374)	44%
Interest and other income, net	10,985	5,403	5,582	103%
Net loss	$(55,987)	$(31,083)	$(24,904)	80%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$47,677	$22,798	$24,879	109%
Personnel and other R&D related expenses	7,645	5,187	2,458	47%
Total research and development expenses	$55,322	$27,985	$27,337	98%

Research and development expenses were $55.3 million and $28.0 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $27.3 million. Direct costs for our EFX program increased $24.9 million, attributed primarily to a $24.4 million increase in CRO expenses related to our ongoing SYMMETRY and SYNCHRONY studies and a $0.7 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $2.5 million, due to a $1.4 million increase in wage and wage-related expenses resulting from increased staff and a $1.1 million increase in stock-based compensation expense. We expect that our research and development expenses will increase substantially in connection with our planned clinical development and manufacturing activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $10.4 million and $7.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $2.8 million which was due primarily to a $1.8 million increase in stock-based compensation and a $1.0 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the three months ended June 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively, an increase of $0.3 million related to the Term Loan.

Interest and other income

Interest and other income was $11.0 million and $5.4 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $5.6 million which was due primarily to interest income from our cash, cash equivalents and short- and long-term marketable securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$105,972	$49,772	$56,200	113%
General and administrative	19,723	14,610	5,113	35%
Total operating expenses	125,695	64,382	61,313	95%
Loss from operations	(125,695)	(64,382)	(61,313)	95%
Interest expense	(2,222)	(1,314)	(908)	100%
Interest and other income, net	18,586	8,782	9,804	112%
Net loss	$(109,331)	$(56,914)	$(52,417)	92%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$91,757	$39,988	$51,769	129%
Personnel and other R&D related expenses	14,215	9,784	4,431	45%
Total research and development expenses	$105,972	$49,772	$56,200	113%

Research and development expenses were $106.0 million and $49.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $56.2 million. Direct costs for our EFX program increased $51.8 million, attributed primarily to a $50.0 million increase in CRO expenses related to our ongoing SYMMETRY and SYNCHRONY studies and a $2.1 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $4.4 million, due to a $2.3 million increase in wage and wage-related expenses resulting from increased staff and a $2.1 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in connection with our planned clinical development and manufacturing activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $19.7 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $5.1 million which was due primarily to a $3.3 million increase in stock-based compensation and a $1.8 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the six months ended June 30, 2024 and 2023 was $2.2 million and $1.3 million, respectively, an increase of $0.9 million related to the Term Loan.

Interest and other income

Interest and other income $18.6 million and $8.8 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $9.8 million which was due primarily to interest income from our cash, cash equivalents and short- and long-term marketable securities.

Liquidity and capital resources

From our inception through June 30, 2024, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through June 30, 2024, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. Thereafter, we also funded our Company in June 2022, through a $25.0 million equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. An additional $15.0 million was then borrowed from Hercules in March of 2023 and another $10.0 million in February 2024. In April and May 2023, we raised gross proceeds of $127.4 million under an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. In addition, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering in February 2024 and gross proceeds of $366.9 million from a follow-on public offering in March 2024. From our inception through June 30, 2024, these and other funding sources have provided gross proceeds totaling $1,427.9 million. As of June 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $848.3 million. We have invested our cash resources primarily in liquid money market accounts, U.S. Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(92,593)	$(47,021)
Net cash used in investing activities	(198,047)	(110,712)
Net cash provided by financing activities	366,788	352,008
Net increase in cash, cash equivalents and restricted cash	$76,148	$194,275

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024 was $92.6 million, consisting of a net loss of $109.3 million offset by non-cash charges of $10.5 million, including $15.1 million of stock-based compensation expense, and changes in our operating assets and liabilities of $6.2 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2024 was $198.0 million, resulting mainly from $181.3 million of short- and long-term marketable securities which matured offset by $378.4 million in purchases of short-term and long-term marketable securities.

Cash used in investing activities for the six months ended June 30, 2023 was $110.7 million, resulting mainly from $103.0 million of short-term and long-term marketable securities which matured offset by $213.7 million in purchases of short-term and long-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2024 was $366.8 million, including primarily $344.8 million from a follow-on public offering of our common stock, $10.6 million from sales of our common stock under our ATM sales agreement, $10.0 million from a term loan provided by Hercules, $1.8 million in proceeds from the exercise of stock options and $0.3 million in proceeds from issuance of common stock pursuant to employee stock purchase plan purchases.

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

Description of Indebtedness

We have outstanding borrowings of $35.0 million under a loan and security agreement, or Loan Agreement, with Hercules and we may borrow an additional $30.0 million at our sole discretion until June 15, 2025 and an additional $35.0 million at our sole discretion until June 15, 2026. In addition, up to an additional $50.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until January 1, 2026. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of March 1, 2027. Outstanding borrowings bear interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65%. A further description of the Loan Agreement is presented in Note 6 to our condensed consolidated financial statements.

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

Contractual obligations and other commitments

During the six months ended June 30, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Note 6 to our condensed consolidated financial statements and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements increased to $41.7 million as of June 30, 2024, compared to $32.1 million as of December 31, 2023. The increase of $9.6 million was primarily attributable to $9.8 million increase in the purchase and other obligations to support the growth and expansion of our clinical trials activities and offset by a $0.2 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 29, 2024. There were no material changes to our critical accounting policies through June 30, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short- and long-term marketable securities of $848.3 million as of June 30, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of June 30, 2024. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. On June 25, 2024, certain purported stockholders of the Company filed motions to be appointed lead plaintiff in the lawsuit and have their counsel appointed as lead counsel. The court has not yet ruled on those motions. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may be unable to retain a sufficient number of patients to successfully complete the long-term follow-up portion of the ongoing Phase 2b SYMMETRY study, and may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our ongoing and planned Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH and the significant competition for recruiting patients with MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by the March 2024 marketing approval for RezdiffraTM or the potential marketing approvals for one or more investigational MASH drugs.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
the impact of geopolitical tensions, such as the ongoing armed conflict between Israel and Hamas and the escalating conflict in the Middle East, on clinical trial sites, such as those in Turkey and Israel, where clinical sites have been activated to participate in our Phase 3 SYNCHRONY program;
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

In addition, if any significant adverse events or other side effects are observed in any of our clinical trials, it may make it more difficult for us to recruit patients to our clinical trials and patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Our inability to enroll a sufficient number of patients for our clinical trials could result in significant delays, which would increase our costs and have an adverse effect on our company.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than us.

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Inc., Eisai, Inc., Eli Lilly, GSK plc, and Company, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., CohBar, Inc., Corcept Therapeutics, Inc., Eccogene Co Ltd., 89bio, D&D Pharmatech, Inc., Galectin Therapeutics Inc., Galmed Pharmaceuticals Ltd., Gilead Sciences, Inc., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Regeneron Pharmaceuticals, Inc., Poxel SA, Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

•
the FDA or comparable foreign regulatory authorities may not authorize us or our investigators to commence our planned clinical trials or any other clinical trials we may initiate, or may suspend our clinical trials, for example, through imposition of a clinical hold, and may request additional data to permit allowance of our Investigational New Drug Application (“IND”);
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
•
difficulties obtaining ethics committee or Institutional Review Board (“IRB”) approval to conduct a clinical study at a prospective site or sites;
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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA or comparable foreign regulatory authorities, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board (“DSMB”) overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

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

We rely heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their compliance with approved clinical trial protocols. Nevertheless, our reliance on third parties does not relieve us of our regulatory responsibilities and we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. We and these third parties are required to comply with good clinical practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with products produced under current good manufacturing practice (“cGMP”) requirements and may require a large number of patients. Our failure or any failure by these third parties to comply with these applicable regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

In addition, the manufacturing process for any products that we may develop is subject to FDA and other comparable foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements, including, for example, complying with cGMP, applicable product tracking and tracing requirements and applicable Quality System Regulation (“QSRs”), on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our contract manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging or comparability nonclinical or clinical trials or the repetition of one or more clinical trials, increase clinical study costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, financial condition, results of operations, and growth prospects.

We are subject to many manufacturing risks, any of which could substantially increase our costs, delay clinical programs and limit supply of our product candidates.

We have contracted with a third-party manufacturer, Boehringer Ingelheim, to make EFX drug substance (active pharmaceutical ingredient (“API”)) and with another third-party manufacturer, Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product (“DP”) including a DP-device combination for use in Phase 3 studies. We have successfully manufactured API and a DP-device combination under GMP conditions, each of which have been released for use in our ongoing Phase 3 SYNCHRONY program. The formulation used for API manufacture has been modified to enable production of a lyophilized DP rather than the frozen liquid used in Phase 2b studies. This change improves long-term pharmaceutical stability of the DP, making it suitable as the potential commercial presentation. A program of pharmaceutical and clinical studies has shown that the DP-device presentation being used in Phase 3 studies is comparable to that used for Phase 2b studies. We have begun negotiating terms for commercial supply with each of Boehringer Ingelheim and Vetter and expect to enter into final agreements prior to readout of the Phase 3 SYNCHRONY Histology study.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. For our product candidates that are biologic-device combination products, third-party manufacturers may not be able to comply with cGMP regulatory requirements applicable to biologic-device combination products, including applicable provisions of the FDA’s drug product cGMP regulations, device cGMP requirements embodied in the FDA’s QSR or similar regulatory requirements outside the United States. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or medicines, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business and results of operations.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply of bulk drug substance or for the manufacture of our drug product-delivery device combination. If any one of our current contract manufacturers cannot perform as agreed to support our ongoing clinical trials or as needed to meet potential commercial demand if EFX is approved, we may be required to replace that manufacturer. Although we believe that there potentially are alternative manufacturers who could manufacture our drug substance or drug product-delivery device combination or any future product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Clinical development of EFX prior to the BALANCED study was conducted by Amgen, Inc. (“Amgen”) in patients with type 2 diabetes. We did not conduct any of the development of EFX related to clinical trials in patients with T2D, and we have relied on Amgen to have conducted such research and development in accordance with the applicable protocol, legal, regulatory, and scientific standards, have accurately reported the results of all nonclinical studies and clinical trials conducted prior to our license of EFX, and have correctly collected and interpreted the data from these studies and trials. To the extent any of the foregoing has not occurred, our expected development time and development costs for EFX may be increased.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed BALANCED study, our completed HARMONY study, and our ongoing SYMMETRY study, for which we have reported Week 36 results, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our ongoing SYNCHRONY Phase 3 trials, of which we dosed the first patients in December 2023, may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a MASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any biologics license application for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘‘top-line’’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

As of July 31, 2024, we had 61 full-time employees. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States are less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and certain state laws in the United States. Consequently, we and our licensor may not be able to prevent third parties from practicing our and our licensor’s inventions in all countries outside the United States, or from selling or importing products made using our and our licensor’s inventions in and into the United States or other jurisdictions. For example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, the new unitary patent system that came into effect in 2023 would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes. Competitors may use our and our licensor’s technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we and our licensor have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidate or any future product candidates and our and our licensor’s patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Periodic maintenance and annuity fees on issued United States patents and most foreign patent applications and patents must be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies, respectively, in order to maintain such patents and patent applications. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application, examination and issuance processes. While an inadvertent lapse can, in some cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensor fail to maintain the patents and patent applications covering our product candidate or any future product candidates, our competitors might be able to enter the market with similar or identical products or technology, which would have a material adverse effect on our business, financial condition and results of operations.

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

Patent reform laws, such as the Leahy-Smith America Invents Act as well as changes in how patent laws are interpreted, could increase the uncertainties and costs surrounding the prosecution of our and our licensor’s patent applications and the enforcement or defense of our or our licensor’s issued patents, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

The FDA or a comparable foreign regulatory authority may require more information, including additional nonclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or we may decide to abandon the development program for other reasons. If we were to obtain approval, regulatory authorities may approve EFX or any future product candidates for fewer or more limited indications than we request, may require labeling or a Risk Evaluation and Mitigation Strategy that includes significant use or distribution restrictions or safety warnings, precautions, or contraindications, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to full marketing approval.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by the FDA, the Department of Justice, the Department of Health and Human Services’ (“HHS”) Office of Inspector General, state attorneys general, members of Congress and the public. Violations, including promotion of our products for unapproved (or off-label) uses, are subject to enforcement letters, inquiries and investigations, and civil and criminal sanctions by the government. Additionally, comparable foreign regulatory authorities will heavily scrutinize advertising and promotion of any product candidate that obtains approval outside of the United States.

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

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. The U.S. Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031 unless Congress takes additional action. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Centers for Medicare & Medicaid Services (“CMS”) has published a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020.

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

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, if they have one rare disease designation and the only approved indication is for that rare disease. If a product receives multiple rare disease designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

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
•
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense or knowingly and willfully making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their implementing regulations, including the Final Omnibus Rule published in January 2013, imposes obligations on certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, as well as their business associates, which are individuals and entities that perform certain services involving the creation, maintenance, receipt, use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
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

We and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and the California Consumer Privacy Act (“CCPA”), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it mirrors a number of the key provisions of the General Data Protection Regulation (“GDPR”) (discussed below in the European Data Collection subsection). Specifically, the act established a comprehensive privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact some of our business activities.

Further, the CCPA was amended by the California Privacy Rights Act (“CPRA”) which entered into force on January 1, 2023. The amendments introduced by the CPRA create additional obligations with respect to processing and storing personal information. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level with numerous other states passing comprehensive privacy laws that incorporate many similar concepts of the CCPA.

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

Compliance with U.S. and international data protection laws and regulations, including the GDPR and other European Economic Area (“EEA”) and United Kingdom ("UK") data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Where we collect and otherwise process personal data regarding Europe, including in the event we decide to conduct clinical trials or continue to enroll subjects in our ongoing or future clinical trials, we may be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data, including personal health data regarding (i) individuals in the EEA and UK and/or (ii) carried out in the context of the activities of an establishment in the EEA and UK, is subject to the EU General Data Protection Regulation (“EU GDPR”), and similarly, processing of personal data regarding individuals in the UK is subject to the GDPR, as well as other supplementary national data protection legislation in force in the EEA member states and the UK (including the UK Data Protection Act 2018). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements related to having a legal basis for processing personal data, stricter requirements related to processing of sensitive data (including health data), obtaining consent of the individuals to whom the personal data relates or ensuring another appropriate legal basis or condition applies to the processing of personal data, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, requiring data protection impact assessments for high risk processing and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA/UK, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million (£17.5 million under UK GDPR) or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers of personal data to countries outside the EEA/UK that are not considered by the European Commission and UK government as providing “adequate” protection to personal data (“third countries”), including the United States. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data imported is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The UK is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, which will enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. Further, the European Union and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the European Union and the United States is comparable to that offered in the European Union. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill into the UK legislative process which will introduce changes to the UK GDPR. This may lead to additional compliance costs and could increase our overall risk. The lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of European personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties to sell our products sell our products outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2024 and 2023, we reported net losses of $109.3 million and $56.9 million, respectively. For the years ended December 31, 2023 and 2022, we reported net losses of $151.8 million and $112.0 million, respectively. As of June 30, 2024, we had an accumulated deficit of $683.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2024, we had $848.3 million of cash, cash equivalents and short- and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. In February 2024, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering and borrowed $10.0 million from Hercules under our term loan facility. In March 2024, we raised gross proceeds of $366.9 million from a follow-on public offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

On June 15, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc., (“Hercules”) which we subsequently amended on February 28, 2024, for an aggregate principal amount of up to $150.0 million (“Term Loan”). Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Additionally, there is a financial covenant requiring us to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

We incur significant legal, accounting and other expenses, and expend significant time and effort by management and other personnel, to comply with the rules applicable to us as a public company. We are subject to the reporting requirements of Nasdaq and of the Exchange Act, which require, among other things, that we file with the SEC, annual, quarterly, and current reports with respect to our business and financial condition and that we establish and maintain effective disclosure controls, procedures and corporate governance practices. We must also comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and specifically Section 404 of the Sarbanes-Oxley Act, which requires that we establish and maintain effective internal controls over financial reporting. In order to maintain compliance with the SEC’s rules that implement Section 404 of the Sarbanes-Oxley Act, we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, to certify financial and other information in our quarterly and annual reports and to provide an annual management report on the effectiveness of our internal control over financial reporting, which includes the disclosure of any material weaknesses and associated remediation activities. Also, as a large accelerated filer, we incur additional significant costs to meet the requirement to provide an attestation report on our internal control over financial reporting from our independent registered public accounting firm. We will need to continue to dedicate significant internal resources and outside consultants in order to complete management’s annual assessment and to prepare for when we are no longer a smaller reporting company. Despite these efforts, there is no guarantee that we will be able to conclude that our internal controls over financial reporting remain effective.

Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas, such as “say on pay” and proxy access. Stockholder activism, the current political environment, and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

If our information technology systems or those of third parties upon which we rely, or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse consequences.

We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. These threats are growing in complexity and frequency, making them increasingly difficult to detect and address, potentially leading to data loss, operational interruptions, reputational harm, and financial losses.

Our operations depend heavily on third-party service providers for critical functions, including cloud-based infrastructure, data centers, encryption and authentication technologies, employee email, clinical research and development, manufacturing, and other functions. We have limited control over these providers' security practices, and they may not have adequate information security measures in place. Consequently, a security incident affecting our providers could severely impact our operations and reputation. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Security incidents could result in unauthorized access to sensitive information, data loss or corruption, operational disruptions, and increased costs and efforts to recover data. They may also lead to regulatory fines and legal liabilities. Despite our implementation of security measures, no system is entirely secure. We cannot guarantee that our efforts will detect all vulnerabilities or prevent all incidents. Our preventative measures include monitoring and updating security protocols. The potential financial impact of these incidents, including increased costs and potential legal liabilities, is a significant concern.

For example, the loss of clinical trial data from completed or future clinical trials could have significant implications. It could lead to delays in regulatory approval efforts, necessitating costly remediation measures such as liability for stolen assets or information, repairs to damaged systems, and incentives to maintain relationships with business partners post-attack. Moreover, investigation costs may arise, including expenses related to notifying data subjects, regulators, or others, as well as engaging third-party forensic investigators and experts. This could further entail increased expenditures on cybersecurity protections, such as organizational changes, additional personnel, advanced technologies, employee training, and consultations with external experts. Additionally, higher insurance premiums might be incurred, while reputational damage could undermine customer and investor confidence, impacting the company's competitiveness, stock price, and long-term shareholder value. Lastly, there could be substantial costs associated with recovering or reproducing the lost data.

Certain data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences. If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure, or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we have activated sites for our SYNCHRONY trials in Israel and Turkey. These sites may be materially impacted or delayed by the ongoing Israel-Hamas war and could result in difficulties screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We are a “large accelerated filer” as defined by the SEC, and the reduced disclosure requirements previously available to us no longer apply.

As of June 30, 2024, the market value of our common stock that was held by non-affiliates exceeded $700 million, and as a result, we continue to qualify as a “large accelerated filer”. As such, we incur significant additional expenses in complying with the Sarbanes-Oxley Act and rules implemented by the SEC. As a large accelerated filer, we are subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as a smaller reporting company. These requirements include:

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2023 and June 30, 2024, our stock price has ranged from $11.38 to $56.88. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

As of December 31, 2023, we had U.S. federal and state net operating loss (“NOL”), carryforwards of $284.3 million and $413.2 million, respectively and federal and state research and development tax credit carryforwards of $14.4 million and $2.4 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2033. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017 are not subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50 percentage points by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced such ownership changes on March 24, 2017, June 7, 2018 and July 8, 2020. We may experience ownership changes again in the future, some of which may be outside our control. No ownership change occurred in 2022 and 2023. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and six months ended June 30, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by certain officers during the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased

Catriona Yale, Chief Development Officer	Plan Adopted on May 24, 2024	358 days	216,009
Jonathan Young, Chief Operating Officer	Plan Adopted on June 25, 2024	182 days	180,716

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2

Amended and Restated Bylaws of the Registrant and the amendments thereto, as currently in effect (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

3.3

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 12, 2024)

10.1*#	Amended and Restated Non-Employee Director Compensation Policy

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AKERO THERAPEUTICS, INC.

Date: August 9, 2024	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)