Form 10-Q
period 2024-09-30
Akero Therapeutics, Inc.
filed 2024-11-08
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 31, 2024, the registrant had 69,799,148 shares of common stock, $0.0001 par value per share, outstanding.

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
•
Business interruptions resulting from public health crises, as well as from geopolitical and military conflicts such as the ongoing Russia-Ukraine and Middle East conflicts, could cause disruption of the development of our product candidates and adversely impact our business.

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
•
our ability to successfully initiate, enroll, conduct and complete the three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with FDA and other regulatory authorities on clinical trial designs and the enrollment of patients in Israel and Turkey amidst the escalating conflict in the Middle East;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$316,065	$234,207
Short-term marketable securities	401,182	315,803
Prepaid expenses and other current assets	29,641	9,952
Total current assets	746,888	559,962
Long-term marketable securities	69,824	19,283
Property and equipment, net	15	18
Right of use asset	820	1,008
Total assets	$817,547	$580,271
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,223	$7,038
Accrued expenses and other current liabilities	18,068	12,090
Total current liabilities	43,291	19,128
Loan payable, noncurrent	35,123	24,964
Warrant liability	203	54
Operating lease liability, noncurrent	605	819
Total liabilities	79,222	44,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 69,614,587 and 55,754,445 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	1,492,347	1,109,126
Accumulated other comprehensive income	2,103	270
Accumulated deficit	(756,132)	(574,096)
Total stockholders’ equity	738,325	535,306
Total liabilities and stockholders’ equity	$817,547	$580,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$72,232	$38,634	$178,204	$88,406
General and administrative	9,471	7,981	29,194	22,591
Total operating expenses	81,703	46,615	207,398	110,997
Loss from operations	(81,703)	(46,615)	(207,398)	(110,997)
Interest expense	(1,246)	(888)	(3,468)	(2,202)
Interest and other income, net	10,244	7,844	28,830	16,626
Net loss	(72,705)	(39,659)	(182,036)	(96,573)
Net unrealized gain (loss) on marketable securities	2,364	(255)	1,833	(543)
Comprehensive loss	$(70,341)	$(39,914)	$(180,203)	$(97,116)
Net loss per common share, basic and diluted	$(1.05)	$(0.71)	$(2.76)	$(1.87)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	69,442,136	55,613,120	65,982,798	51,506,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	105,783	—	456	—	—	456
Common stock issued for Vested restricted stock units	8,067	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Stock-based compensation expense	—	—	4,844	—	—	4,844
Net unrealized loss on short-term marketable securities	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	(25,831)	(25,831)
Balances at March 31, 2023	46,979,056	$5	$754,487	$21	$(448,168)	$306,345
Exercise of stock options	306,510	—	1,556	—	—	1,556
Common stock issued for vested restricted stock units	9,956	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	7,885	—	313	—	—	313
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824	—	—	123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955	—	—	210,956
Stock-based compensation expense	—	—	4,798	—	—	4,798
Net unrealized loss on marketable securities	—	—	—	(272)	—	(272)
Net loss	—	—	—	—	(31,083)	(31,083)
Balances at June 30, 2023	55,547,959	$6	$1,095,933	$(251)	$(479,251)	$616,437
Exercise of stock options	123,094	—	873	—	—	873
Common stock issued for vested restricted stock units	9,973	—	—	—	—	—
Stock-based compensation expense	—	—	5,739	—	—	5,739
Net unrealized loss on marketable securities	—	—	—	(255)	—	(255)
Net loss	—	—	—	—	(39,659)	(39,659)
Balances at September 30, 2023	55,681,026	$6	$1,102,545	$(506)	$(518,910)	$583,135

Balances at December 31, 2023	55,754,445	6	1,109,126	270	(574,096)	535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to ATM offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	$7	$1,473,765	$(79)	$(627,440)	$846,253
Exercise of stock options	334	—	3	—	—	3
Common stock issued for vested restricted stock units	40,661	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	16,244	—	324	—	—	324
Stock-based compensation expense	—	—	7,656	—	—	7,656
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(55,987)	(55,987)
Balances at June 30, 2024	69,205,668	$7	$1,481,748	$(261)	$(683,427)	$798,067
Exercise of stock options	367,615	—	3,131	—	—	3,131
Common stock issued for vested restricted stock units	41,304	—	—	—	—	—
Stock-based compensation expense	—	—	7,468	—	—	7,468
Net unrealized gain on marketable securities	—	—	—	2,364	—	2,364
Net loss	—	—	—	—	(72,705)	(72,705)
Balances at September 30, 2024	69,614,587	$7	$1,492,347	$2,103	$(756,132)	$738,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(182,036)	$(96,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	22,522	15,381
Depreciation	3	27
Non-cash lease expense	188	174
Net amortization of premiums and discounts on short-term investments	(10,106)	(5,908)
Amortization of debt issuance costs and discount	433	328
Fair value change in warrant liability	526	118
Write-off of deferred offering costs	—	337
Unrealized foreign exchange gain and loss	67	(26)
Acquired in-process research and development expense	999	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(19,495)	(17,793)
Accounts payable	18,118	3,584
Accrued expenses and other current liabilities	5,955	3,782
Operating lease liability	(191)	(171)
Net cash used in operating activities	(163,017)	(96,740)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(436,316)	(374,909)
Proceeds from maturities of short-term marketable securities	312,335	138,500
Purchase of in-process research and development	(999)	—
Net cash used in investing activities	(124,980)	(236,409)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	4,903	2,817
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	324	313
Proceeds from the issuance of common stock in a follow-on public offering	344,839	—
Proceeds from the issuance of common stock pursuant to the ATM offering	10,604	124,212
Proceeds from the issuance of common stock pursuant to registered direct offering	—	211,217
Proceeds from loan payable	10,000	15,000
Payment of debt and equity issuance costs	(815)	(745)
Net cash provided by financing activities	369,855	352,814
Net increase in cash, cash equivalents and restricted cash	81,858	19,665
Cash, cash equivalents and restricted cash at the beginning of the period	234,207	249,881
Cash and cash equivalents at the end of the period	$316,065	$269,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,948	$1,715

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$1,833	$(543)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$431	$330
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$15	$—
Deferred offering costs reclassified to additional paid-in equity	$—	$364
Stock options exercises included in other current assets	$—	$67

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its subsidiaries, (“Akero” or the “Company”) is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The company's lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The company has initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World) designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis (F4) due to MASH. The SYNCHRONY program builds on two biopsy-based Phase 2b studies in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

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

Since its inception, the Company has raised $1,427,900 in capital funds, including $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, $1,196,600 in proceeds from the sales of common stock in equity offerings between 2020 and 2024, which includes a $25,000 equity investment from Pfizer, Inc. in 2022, $90,500 in proceeds from the sale of redeemable convertible preferred stock and $35,000 in venture debt borrowings. The Company has incurred recurring losses since its inception, including net losses of $182,036 and $96,573 for the nine months ended September 30, 2024 and 2023, respectively, and net losses of $151,759 and $112,033 for the years ended December 31, 2023 and 2022, respectively. In addition, as of September 30, 2024, the Company had an accumulated deficit of

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

$756,132. The Company expects to continue to generate operating losses for the foreseeable future. As of November 8, 2024, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents and short- and long-term marketable securities of $787,071 as of September 30, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2024 and 2023, three months ended June 30, 2024 and 2023 and the three months ended September 30, 2024 and 2023 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period.

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

Short and long-term marketable securities

The Company invests in short-term and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short- and long-term marketable securities as available-for-sale securities and reports them at fair value in short-term and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended September 30, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and short- and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2024, all of the Company's cash, cash equivalents and short and long-term investments were held at three accredited financial institutions.

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected to not

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$303,324	$303,324	$—	$—
U.S. Treasury securities	248,440	248,440	—	—
U.S. Government agency securities	70,258	—	70,258	—
Commercial paper	59,078	—	59,078	—
Corporate debt securities	93,230	—	93,230	—
Total assets	$774,330	$551,764	$222,566	$—

Warrant liabilities	$203	$—	$—	$203
Total liabilities	$203	$—	$—	$203

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$206,879	$206,879	$—	$—
U.S. Treasury securities	117,307	117,307	—	—
U.S. Government agency securities	133,297	—	133,297	—
Commercial paper	68,708	—	68,708	—
Corporate debt securities	15,774	—	15,774	—
Total assets	$541,965	$324,186	$217,779	$—

Warrant liabilities	$54	$—	$—	$54
Total liabilities	$54	$—	$—	$54

Level 2 assets were valued using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the nine months ended September 30, 2024 and the twelve months ended December 31, 2023, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of September 30, 2024, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$303,324	$—	$—	$—	$303,324
U.S. Treasury securities	246,981	1,459	—	—	248,440
U.S. Government agency securities	70,042	216	—	—	70,258
Commercial paper	58,954	124	—	—	59,078
Corporate debt securities	92,926	304	—	—	93,230
	$772,227	$2,103	$—	$—	$774,330

Cash equivalents					$303,324
Short-term marketable securities					401,182
Long-term marketable securities					69,824
					$774,330

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$206,879	$—	$—	$—	$206,879
U.S. Treasury securities	117,058	255	(6)	—	117,307
U.S. Government agency securities	133,279	78	(60)	—	133,297
Commercial paper	68,707	10	(9)	—	68,708
Corporate debt securities	15,773	1	—	—	15,774
	$541,696	$344	$(75)	$—	$541,965

Cash equivalents					$206,879
Short-term marketable securities					315,803
Long-term marketable securities					19,283
					$541,965

The following table presents the contractual maturities of the Company's short-term and long-term marketable securities as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Due within one year	$401,182	$315,803
Due after one year through two years	69,824	19,283
Total	$471,006	$335,086

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Accrued external research and development expenses	$12,789	$10,041
Accrued employee compensation and benefits	4,369	1,296
Accrued legal and professional fees	279	231
Short-term lease liability and other	631	522
	$18,068	$12,090

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

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in relation to the outstanding principal balance of the Term Loan. The Loan Agreement provides for a prepayment charge equal to 1% of the outstanding principal balance of the Term Loan. In addition, the Loan Agreement provides for an End of Term Charge equal to the greater of 5.85% of the outstanding principal balance, or $2,048, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The Company was in compliance with all covenants of the Loan Agreement as of September 30, 2024.

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

As of September 30, 2024, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
2024	$—	$—
2025	—	7,343
2026	27,655	16,118
2027	7,345	1,539
Total principal outstanding	35,000	25,000
End of term charge	2,048	1,463
Total principal outstanding and end of term charge	37,048	26,463
Unamortized discount and issuance costs	(1,925)	(1,499)
Loan Payable	$35,123	$24,964

Loan Payable - current	$—	$—
Loan Payable - noncurrent	35,123	24,964
Loan Payable	$35,123	$24,964

The Company estimated the fair value of the warrant liability as of September 30, 2024 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	4.7	5.7
Expected volatility	88.41%	79.55%
Risk-free interest rate	3.58%	4.60%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2024, no cash dividends had been declared or paid.

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

As of September 30, 2024 and December 31, 2023, there were 69,614,587 and 55,754,445 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	September 30, 2024	December 31, 2023
Options outstanding under the 2018 Stock Option and Grant Plan	679,016	1,114,189
Options outstanding under the 2019 Stock Option and Incentive Plan	6,617,378	5,785,788
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	536,717	371,952
Warrants to purchase common stock associated with Loan Agreement	64,257	45,898
Options available for future grant	2,892,453	1,917,356
Warrants available for future grant	211,137	137,700
Common stock available for ATM program	11,722,981	2,708,234
2019 Employee Stock Purchase Plan	1,980,783	1,586,224
	24,704,722	13,667,341

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2024.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Expected term (in years)	5.96	5.85	5.93	5.88
Expected volatility	88.06%	79.75%	86.38%	78.37%
Weighted average risk-free interest rate	4.41%	4.18%	4.30%	3.91%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price per	Contractual	Value
	of Options	Share	Term (years)	(000's)
Balance outstanding, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Options granted	1,018,350	$22.31
Options exercised	(601,270)	$8.15
Options cancelled	(20,663)	$39.16
Balance outstanding, September 30, 2024	7,296,394	$23.47	7.37	$56,484
Vested and expected to vest, September 30, 2024	7,296,394	$23.47	7.37	$56,484
Exercisable, September 30, 2024	4,447,229	$22.23	6.50	$38,146

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2024 and 2023 was $17.56 and $46.01, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2024 and 2023 was $16.54 and $47.45, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table summarizes the Company’s RSUs activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Underlying	Fair Value per	Contractual	Value
	Shares	Share	Term (years)	(000's)
Balance outstanding, December 31, 2023	371,952	$28.53	1.98	$8,685
Granted	261,288	$23.46
Vested	(92,628)	$29.47
Cancelled or forfeited	(3,895)	$23.48
Balance outstanding, September 30, 2024	536,717	$25.94	1.63	$15,398

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the three months ended September 30, 2024 and 2023 was $23.16 and $44.52, respectively. Additionally, the weighted average grant-date fair value per share of RSUs granted during the nine months ended September 30, 2024 and 2023 was $23.46 and $48.17, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Classified within research and development expense	$2,903	$1,986	$8,487	$5,485
Classified within general and administrative expense	4,565	3,753	14,035	9,896
Total stock-based compensation expense	$7,468	$5,739	$22,522	$15,381

As of September 30, 2024, total unrecognized compensation cost related to unvested stock options and RSUs was $48,430 and $12,979, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.53 years and 3.06 years, respectively.

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

During the three and nine months ended September 30, 2024 and 2023, the Company did not record any research and development expense in connection with the Amgen Agreement.

10. Income taxes

During the three and nine months ended September 30, 2024 and 2023, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to the Internal Revenue Code of 1986, as amended (the“IRC”) Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, there is no assurance that the requirement to amortize will be repealed or otherwise modified.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(72,705)	$(39,659)	$(182,036)	$(96,573)
Denominator:
Weighted average common shares outstanding, basic and diluted	69,442,136	55,613,120	65,982,798	51,506,766
Net loss per share, basic and diluted	$(1.05)	$(0.71)	$(2.76)	$(1.87)

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

	Three and Nine Months Ended September 30,
	2024	2023
Options to purchase common stock	7,296,394	5,750,601
Unvested restricted stock units	536,717	142,498
Warrants to purchase common stock	64,257	45,898
Warrants available for future grant	211,137	137,700
	8,108,505	6,076,697

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

As of September 30, 2024, maturities of the Company’s operating lease liability was as follows:

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

2024	$84
2025	341
2026	351
2027	208
Total future minimum lease payments	984
Less imputed interest	(96)
Present value of operating lease liabilities	$888

As of September 30, 2024, the total lease liability was $888, of which $605 was noncurrent and $283 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three and nine months ended September 30, 2024 and 2023, the components of operating lease cost were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$81	$81	$243	$243
Short-term lease cost	General and administrative expense	36	36	126	125
Variable operating lease cost	General and administrative expense	14	8	40	27
Total operating lease cost		$131	$125	$409	$395

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$84	81	$247	$240
Weighted average remaining lease term (years)		2.8	3.8	2.8	3.8
Weighted average discount rate		7.6%	7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2024, the Company had non-cancelable purchase and other commitments under these agreements totaling $26,647.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024.

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

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. Defendants’ anticipated motion to dismiss is due on November 18, 2024. A hearing on Defendants’ anticipated motion to dismiss has not yet been scheduled. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

13. Subsequent event

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and nine months ended September 30, 2024.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We have initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World) designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis (F4) due to MASH. The SYNCHRONY program builds on two biopsy-based Phase 2b studies in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on statistically significant fibrosis regression and MASH resolution among patients with biopsy-confirmed pre-cirrhotic MASH, as well as a trend toward fibrosis improvement and statistically significant MASH resolution among patients with cirrhosis due to MASH, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

SYNCHRONY Outcomes is a two-cohort study evaluating EFX in the treatment of patients with compensated cirrhosis (F4) due to MASH. Patients were first dosed in the study in the third quarter of 2024 and are receiving weekly injections of either EFX 50mg or placebo. The primary histology endpoint, for Cohort 1 only, is the proportion of patients experiencing ≥ 1-stage improvement in fibrosis and no worsening of steatohepatitis after 96 weeks of treatment. The primary outcomes endpoint is measured as the time from randomization to first occurrence of any of the protocol-specified clinical events across all patients enrolled in Cohort 1 and Cohort 2. SYNCHRONY Histology is a two-cohort study evaluating EFX in the treatment of patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). Patients are receiving weekly injections of EFX 28mg, EFX 50mg, or placebo. The primary histology endpoint (Cohort 1 only), to support an application for accelerated approval, is the proportion of patients experiencing ≥ 1-stage fibrosis improvement AND resolution of MASH after 52 weeks of treatment. All patients in Cohort 1 and Cohort 2 will be evaluated for long-term clinical outcomes for up to 240 weeks of treatment. Results for the 52-week primary histology endpoint are expected in the first half of 2027. SYNCHRONY Real-World is enrolling patients with MASH or metabolic dysfunction-associated steatotic liver disease (MASLD) to receive weekly injections of EFX 50mg or placebo. The primary endpoint of safety and tolerability will be assessed after 52 weeks of treatment. Results from the SYNCHRONY Real-World study are expected in 2026.

The ongoing Phase 2b SYMMETRY study is evaluating the efficacy and safety of EFX in patients with compensated cirrhosis (F4) due to MASH, who were treated with EFX 50mg or placebo for up to 96 weeks. All planned end-of-treatment biopsies have been collected. Consistent with the protocol, enrolled patients continue in the study through follow-up assessments 30 days after completion of treatment with EFX or placebo. Week 96 results are on track to be reported in February 2025. Week 96 results for the Phase 2b HARMONY study, which evaluated the efficacy and safety of EFX in patients with pre-cirrhotic MASH (F2-F3), were previously reported in March 2024.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have raised capital principally through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings in 2020, 2022, 2023 and 2024, including a $25.0 million equity investment from Pfizer, Inc., in 2022. We have also borrowed $35.0 million from a Term Loan provided by Hercules Capital, Inc, or Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $182.0 million and $96.6 million for the nine months ended September 30, 2024 and 2023, respectively. Our net losses were $151.8 million and $112.0 million for the years ended December 31, 2023 and 2022, respectively. As of September 30, 2024, we had an accumulated deficit of $756.1 million.

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

As of September 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $787.1 million. We believe this will be sufficient to fund the Phase 3 SYNCHRONY Histology and SYNCHRONY Real World studies in patients with pre-cirrhotic MASH through readout of their respective primary endpoints and to fund our current operating plan into the second half of 2027.

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

Results of operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$72,232	$38,634	$33,598	87%
General and administrative	9,471	7,981	1,490	19%
Total operating expenses	81,703	46,615	35,088	75%
Loss from operations	(81,703)	(46,615)	(35,088)	75%
Interest expense	(1,246)	(888)	(358)	40%
Interest and other income, net	10,244	7,844	2,400	31%
Net loss	$(72,705)	$(39,659)	$(33,046)	83%

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$65,546	$32,943	$32,603	99%
Personnel and other R&D related expenses	6,686	5,691	995	17%
Total research and development expenses	$72,232	$38,634	$33,598	87%

Research and development expenses were $72.2 million and $38.6 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $33.6 million. Direct costs for our EFX program increased by $32.6 million, attributed primarily to a $28.8 million increase in CRO expenses related to our ongoing SYMMETRY and SYNCHRONY studies and a $4.2 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $1.0 million, due to a $0.9 million increase in stock-based compensation expense and a $0.1 million net increase in wage and wage-related expenses resulting from increased staff and other R&D related expenses. We expect that our research and development expenses will increase substantially in connection with our planned clinical development and manufacturing activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $9.5 million and $8.0 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.5 million which was due primarily to a $0.8 million increase in stock-based compensation and a $0.7 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the three months ended September 30, 2024 and 2023 was $1.2 million and $0.9 million, respectively, an increase of $0.3 million related to the Term Loan.

Interest and other income

Interest and other income was $10.2 million and $7.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.4 million which was due primarily to interest income from our cash, cash equivalents and short- and long-term marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$178,204	$88,406	$89,798	102%
General and administrative	29,194	22,591	6,603	29%
Total operating expenses	207,398	110,997	96,401	87%
Loss from operations	(207,398)	(110,997)	(96,401)	87%
Interest expense	(3,468)	(2,202)	(1,266)	57%
Interest and other income, net	28,830	16,626	12,204	73%
Net loss	$(182,036)	$(96,573)	$(85,463)	88%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$157,302	$72,931	$84,371	116%
Personnel and other R&D related expenses	20,902	15,475	5,427	35%
Total research and development expenses	$178,204	$88,406	$89,798	102%

Research and development expenses were $178.2 million and $88.4 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $89.8 million. Direct costs for our EFX program increased $84.3 million, attributed primarily to a $78.9 million increase in CRO expenses related to our ongoing SYMMETRY and SYNCHRONY studies and a $6.3 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development expenses increased $5.4 million, due to a $3.0 million increase in stock-based compensation and a $2.4 million net increase in wage and wage-related expenses resulting from increased staff and other R&D related expenses. We expect that our research and development expenses will increase substantially in connection with our planned clinical development and manufacturing activities in the near term and in the future to support the ongoing programs.

General and administrative expenses

General and administrative expenses were $29.2 million and $22.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $6.6 million which was due primarily to a $4.1 million increase in stock-based compensation and a $2.4 million increase in other expenses and wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the nine months ended September 30, 2024 and 2023 was $3.5 million and $2.2 million, respectively, an increase of $1.3 million related to the Term Loan.

Interest and other income

Interest and other income $28.8 million and $16.6 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $12.2 million which was due primarily to interest income from our cash, cash equivalents and short- and long-term marketable securities.

Liquidity and capital resources

From our inception through September 30, 2024, we have incurred significant operating losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through September 30, 2024, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in July 2020 and in September 2022. Thereafter, we also funded our Company in June 2022, through a $25.0 million equity investment from Pfizer, Inc. and $10.0 million from a Term Loan provided by Hercules. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. An additional $15.0 million was then borrowed from Hercules in March of 2023 and another $10.0 million in February 2024. In April and May 2023, we raised gross proceeds of $127.4 million under an ATM offering and gross proceeds of $220.0 million from the sale of common stock in an underwritten registered direct offering. In addition, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering in February 2024 and gross proceeds of $366.9 million from a follow-on public offering in March 2024. From our inception through September 30, 2024, these and other funding sources have provided gross proceeds totaling $1,427.9 million. As of September 30, 2024, we had cash, cash equivalents and short- and long-term marketable securities of $787.1 million. We have invested our cash resources primarily in liquid money market accounts, U.S. Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(163,017)	$(96,740)
Net cash used in investing activities	(124,980)	(236,409)
Net cash provided by financing activities	369,855	352,814
Net increase in cash, cash equivalents and restricted cash	$81,858	$19,665

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024 was $163.0 million, consisting of a net loss of $182.0 million offset by non-cash charges of $14.6 million, including $22.5 million of stock-based compensation expense, and changes in our operating assets and liabilities of $4.4 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2024 was $125.0 million, resulting mainly from $312.3 million of short- and long-term marketable securities which matured offset by $436.3 million in purchases of short-term and long-term marketable securities.

Cash used in investing activities for the nine months ended September 30, 2023 was $236.4 million from the purchases and maturities of short and long-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2024 was $369.9 million, including primarily $344.8 million from a follow-on public offering of our common stock, $10.6 million from sales of our common stock under our ATM sales agreement, $10.0 million from a term loan provided by Hercules, $4.9 million in proceeds from the exercise of stock options and $0.3 million in proceeds from issuance of common stock pursuant to employee stock purchase plan purchases.

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

Contractual obligations and other commitments

During the nine months ended September 30, 2024, there have been no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our Fiscal 2023 Form 10-K, other than the Term Loan to Hercules Capital, Inc. discussed in Note 6 to our condensed consolidated financial statements and to changes in our non-cancelable purchase arrangements.

Non-cancelable purchase and other arrangements decreased to $27.6 million as of September 30, 2024, compared to $32.1 million as of December 31, 2023. The decrease of $4.5 million was primarily attributable to a $4.2 million decrease in the purchase and other obligations in support of our clinical trials and manufacturing activities and a $0.3 million decrease in operating lease obligations for the office space in South San Francisco, California.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023 which was filed with the SEC on February 29, 2024. There were no material changes to our critical accounting policies through September 30, 2024 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and short- and long-term marketable securities of $787.1 million as of September 30, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of September 30, 2024. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three or nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022 and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. Defendants’ anticipated motion to dismiss is due on November 18, 2024. A hearing on Defendants’ anticipated motion to dismiss has not yet been scheduled. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our ongoing Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH and the significant competition for recruiting patients with MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by the March 2024 marketing approval for RezdiffraTM or the potential marketing approvals for one or more investigational MASH drugs.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
the impact of geopolitical tensions, such as the escalating conflict in the Middle East, on clinical trial sites, such as those in Turkey and Israel, where clinical sites have been activated to participate in our Phase 3 SYNCHRONY program;
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

We do not know whether the Phase 3 SYNCHRONY program or any future clinical trials will enroll or be completed on schedule, if at all, as the commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including, among others:

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
•
challenges and delays in activating planned clinical trial sites globally due to the impact of geopolitical tensions, including the escalating conflict in the Middle East;
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

Success in nonclinical studies and earlier-stage clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the effectiveness and safety of a product candidate. In addition, the design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support regulatory approval for a MASH therapy. In addition, there is a high failure rate for drugs and products proceeding through clinical trials. In fact, many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in nonclinical studies and earlier-stage clinical trials. Similarly, the outcome of nonclinical studies may not predict the success of clinical trials. Moreover, data obtained from nonclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product development. Additionally, we are developing a pre-filled, dual-chamber syringe presentation of EFX that is considered to be a biologic-device combination product by the FDA, and any biologics license application for EFX will require review and coordination by FDA’s drug and device centers prior to approval. Any such delays could negatively impact our business, financial condition, results of operations and prospects. From time to time, we may publish interim ‘top-line’ or preliminary data from our clinical trials. Preliminary or interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or interim data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Adverse differences between preliminary or interim data and final data could significantly harm our business and financial prospects.

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

As of October 31, 2024, we had 60 full-time employees. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the completed BALANCED and HARMONY studies and our ongoing SYMMETRY and SYNCHRONY studies, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that our clinical trials, including the SYNCHRONY Phase 3 trials, will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2024 and 2023, we reported net losses of $182.0 million and $96.6 million, respectively. For the years ended December 31, 2023 and 2022, we reported net losses of $151.8 million and $112.0 million, respectively. As of September 30, 2024, we had an accumulated deficit of $756.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

•
continue large-scale clinical trials for our product candidate, EFX, and any future product candidates;
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

As of September 30, 2024, we had $787.1 million of cash, cash equivalents and short- and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. In February 2024, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering and borrowed $10.0 million from Hercules under our term loan facility. In March 2024, we raised gross proceeds of $366.9 million from a follow-on public offering. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we have activated sites for our SYNCHRONY trials in Israel and Turkey. These sites may be materially impacted or delayed by the escalating conflict in the Middle East and could result in difficulties screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2023 and September 30, 2024, our stock price has ranged from $11.38 to $56.88. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three and nine months ended September 30, 2024, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by certain officers during the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased

Timothy Rolph, Chief Scientific Officer	Plan Adopted on August 12, 2024	365 days	225,119
Andrew Cheng, President and Chief Executive Officer	Plan Adopted on August 16, 2024	356 days	360,000

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
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

AKERO THERAPEUTICS, INC.

Date: November 8, 2024	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2024	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)