Form 10-K
period 2024-12-31
Akero Therapeutics, Inc.
filed 2025-02-28
CIK 1744659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,569,636,109 as of June 30, 2024 (based on a closing price of $23.46 per share as quoted by the Nasdaq Global Select Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 14, 2025, the total number of shares outstanding of the registrant’s Common Stock was 79,620,128 shares.

Documents Incorporated by Reference:

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2025 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2024. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

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
•
our ability to successfully enroll, conduct and complete the three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with the FDA and other regulatory authorities on clinical trial designs and the enrollment of patients in Israel and Turkey amidst the conflict in the Middle East;
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

PART I

Item 1. Business

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We have initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World) designed to support applications for marketing approval for patients with compensated cirrhosis (F4) due to MASH and pre-cirrhotic MASH (F2-F3). The SYNCHRONY program builds on two biopsy-based Phase 2b trials in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on the statistically significant reversal of cirrhosis and fibrosis regression among patients with either biopsy-confirmed compensated cirrhosis (F4) due to MASH or pre-cirrhotic MASH (F2-F3) observed in our Phase 2b clinical trials, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

Results from five randomized, double-blind, placebo-controlled clinical trials evaluating EFX have been reported, and across all trials reported to date a total of 385 adult patients with either MASH and/or type 2 diabetes have been treated with EFX and evaluated for up to 96 weeks. An additional 66 healthy volunteers or patients with severe hepatic impairment were evaluated in open label, single-dose clinical pharmacology studies.

In January 2025, we reported preliminary topline week 96 results from SYMMETRY, a Phase 2b trial evaluating the efficacy and safety of EFX in patients with biopsy-confirmed compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. The trial previously showed a numerical trend but not statistical significance on the primary endpoint of ≥1 stage improvement in fibrosis with no worsening of MASH after 36 weeks of treatment, with 24% and 22% for the 50mg and 28mg EFX dose groups, compared to 14% for the placebo arm. At week 96, among patients with baseline and week 96 biopsies (N=134), 39% of patients treated with 50mg EFX (n=46) (p=0.009) experienced reversal of cirrhosis with no worsening of MASH, compared to 15% for placebo (n=47). By intent to treat, or ITT, analysis (N=181), with all missing week 96 biopsies treated as failures, 29% of the 50mg EFX patients (n=63) (p=0.031) experienced reversal of cirrhosis with no worsening of steatohepatitis, compared to approximately 12% for placebo (n=61). Statistically significant results were also observed for MASH resolution by both completer and ITT analyses. In a subgroup of patients with baseline and week 96 biopsies who were not taking a GLP-1 receptor agonist (GLP-1) at baseline (N=97), 45% (p=0.009) in the 50mg EFX group (n=29) experienced reversal of cirrhosis with no worsening of MASH compared to 17% for placebo (n=36), suggesting that the observed reversal of cirrhosis was not attributable to GLP-1 therapy. Results for the 28mg EFX group on these measures were numerically higher than placebo but not statistically significant. Only the 50mg EFX group is being evaluated in the Phase 3 SYNCHRONY Outcomes study in patients with compensated cirrhosis (F4) due to MASH.

In March 2024, we reported preliminary topline week 96 results from HARMONY, a Phase 2b trial evaluating the efficacy and safety of EFX in patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). The trial previously met its primary endpoint of ≥1 stage improvement in fibrosis with no worsening of MASH after 24 weeks of treatment for both the 50mg EFX (41%, p<0.001) and 28mg EFX (39%, p<0.001) dose groups, compared to 20% for the placebo arm. At week 96, the response rates on this endpoint increased to 75% (p<0.001) for 50mg EFX and 46% for 28mg EFX, compared to 24% for placebo. EFX was also observed to achieve statistical significance on additional histology endpoints at week 96. Notably, 36% (p=0.002) and 31% (p<0.001) of patients treated with 50mg EFX and 28mg EFX experienced a 2-stage improvement in fibrosis without worsening of MASH—which is more than 10-fold the placebo rate of 3%. In addition, among a subgroup of patients with F3 fibrosis at baseline (N=56), 68% (p<0.001) of patients in the 50mg EFX group were observed to achieve at least a 1-stage improvement in fibrosis without worsening of MASH, compared to 14% for placebo. Both the 28mg and 50mg EFX dose groups are being evaluated in the Phase 3 SYNCHRONY Histology study in patients with pre-cirrhotic (F2-F3) MASH.

EFX has been reported to be generally well-tolerated across completed clinical trials of EFX to date. Most adverse events, or AEs, were mild or moderate. Diarrhea, nausea and vomiting as well as injection site reactions were generally the most common AEs. Treatment-emergent AEs leading to discontinuation through each study's primary analysis period have been low, ranging from less than 5% in patients with F1-F3 MASH to less than 10% in subjects with compensated cirrhosis due to MASH (F4).

Enrollment for a multi-trial, global Phase 3 program called SYNCHRONY began in the fourth quarter of 2023. The Phase 3 SYNCHRONY program consists of three trials, SYNCHRONY Outcomes, SYNCHRONY Histology, and SYNCHRONY Real-World. SYNCHRONY Outcomes is a two-cohort trial evaluating EFX for treatment of patients with compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. Patients are receiving weekly injections of either EFX 50mg or placebo. The primary histology endpoint, for Cohort 1 only, is the proportion of patients experiencing ≥ 1-stage improvement in fibrosis and no worsening of steatohepatitis after 96 weeks of treatment. The primary outcomes endpoint for all patients enrolled across Cohort 1 and Cohort 2 is the time from randomization to first occurrence of any protocol-specified clinical event. SYNCHRONY Histology is a two-cohort trial evaluating EFX for treatment of patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). Patients are receiving weekly injections of 28mg EFX, 50mg EFX, or placebo. The primary histology endpoint, for Cohort 1 only, to support an application for accelerated approval, is the proportion of patients experiencing ≥ 1-stage fibrosis improvement and resolution of MASH after 52 weeks of treatment. All patients in Cohort 1 and Cohort 2 will be evaluated for long-term clinical outcomes for up to 240 weeks of treatment. Results for the 52-week primary histology endpoint from the SYNCHRONY Histology trial are expected in the first half of 2027. SYNCHRONY Real-World is evaluating EFX for treatment of patients with MASH, fibrosis stages 1 through 4, compensated (F1-F4, compensated). The primary endpoint of safety and tolerability will be assessed after 52 weeks of treatment. In January 2025, we announced completion of enrollment of the double-blind portion of SYNCHRONY Real-World. Results from the SYNCHRONY Real-World trial are expected in the first half of 2026.

The FDA has granted both Fast Track designation and Breakthrough Therapy designation for EFX for the treatment of MASH. In addition, the European Medicines Agency, or EMA, has granted a Priority Medicines, or PRIME, designation for EFX for the treatment of MASH. The Fast Track and PRIME programs are designed to enhance regulatory support for the development of promising investigational medicines where early clinical data suggest the potential to meet a high unmet medical need. The FDA’s Breakthrough Therapy designation is meant to expedite development and review of a therapy for a serious or life-threatening disease or condition when preliminary clinical evidence indicates the drug may demonstrate substantial improvement on one or more clinically significant endpoints over available therapies. Benefits of these programs may include more frequent regulatory interactions, enhanced guidance on the overall development plan and regulatory strategy, and accelerated assessment of marketing authorization, or MA, applications.

In five separate clinical trials in patients with MASH and/or type 2 diabetes, EFX has been observed to reverse cirrhosis, reverse moderate to advanced fibrosis, resolve steatohepatitis, and help restore healthy metabolism to the whole body. Consequently, we believe EFX, if approved, holds the potential to be an important medicine for treatment of patients with compensated cirrhosis (F4) due to MASH and pre-cirrhotic (F2-F3) MASH. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both MASH and type 2 diabetes who are expected to be treated with GLP-1 therapeutics to manage their diabetes.

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

Our management team has extensive experience in drug discovery, development and commercialization, and has been involved in the approvals of more than 20 medicines. Our Chief Executive Officer, Andrew Cheng, MD, PhD, was formerly Chief Medical Officer at Gilead, and responsible for clinical development for Gilead's HIV program. Our Chief Development Officer, Kitty Yale, led global clinical operations and management of Gilead’s oncology, HIV, inflammation and liver disease trials. Our Chief Scientific Officer, Tim Rolph, DPhil, was formerly Chief Scientific

Officer of Pfizer's Cardiovascular & Metabolic Disease Research Unit, and oversaw Pfizer's FGF21 program. Our Chief Technical Officer, Scott Gangloff, led global biopharmaceutical development and manufacturing of Incyte’s biologics portfolio. We believe that our team is well positioned to leverage its collective experience in drug development and in-depth knowledge of FGF21 biology and metabolic diseases to develop and commercialize products that will have significant benefits for patients with MASH and other serious metabolic diseases with high unmet medical need.

Our Strategy

Our goal is to become a leading biotechnology company focused on developing and commercializing transformative treatments for serious metabolic diseases with high unmet medical need, with an initial focus on MASH. The key components of our strategy are to:

Advance EFX through clinical development for both compensated cirrhosis (F4) due to MASH and pre-cirrhotic (F2-F3) MASH. We believe that EFX has the potential to be an important medicine, if approved, for the treatment of MASH. Data from our Phase 2b SYMMETRY and HARMONY studies suggest that EFX has the potential to reverse compensated cirrhosis and reverse moderate to advanced fibrosis, as well as improve non-invasive markers of liver fibrosis and liver injury, insulin sensitivity and lipoprotein profile. We are committed to accelerating development as much as possible for patients with compensated cirrhosis (F4) due to MASH and pre-cirrhotic MASH (F2-F3), consistent with guidance from regulatory authorities.

Scale our capabilities to support development and commercialization of EFX. We are scaling our manufacturing and organizational capabilities to capitalize on our exclusive, global rights to market EFX. We have successfully manufactured drug substance at Boehringer Ingelheim and a new drug product-device combination at Vetter Pharma, which is currently being used for patient self-administration in the Phase 3 SYNCHRONY program. When appropriate, we intend to develop the commercial infrastructure required for bringing EFX to patients with MASH in the United States, if approved. We also plan to evaluate options, including potential strategic collaborations, for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China.

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

Patients with MASH are at increased risk of liver-related morbidity and mortality, including liver failure and hepatocellular carcinoma. As MASH progresses, cardiovascular-related morbidity and mortality also increase, with cardiovascular disease being the most frequent cause of death among patients with MASH. The prevalence of patients with moderate to advanced fibrosis and cirrhosis (F2-F4) in the United States is projected to rise to 14.1 million by 2030, representing a roughly 100% increase from an estimated 6.7 million in 2016.

Diagnosis and disease burden

In clinical practice, MASH is generally diagnosed and treated using non-invasive tests. Within clinical trials to meet regulatory requirements, MASH is diagnosed through liver biopsy and its severity is measured using scoring systems that assess the extent and severity of steatosis, lobular inflammation, hepatocellular ballooning and fibrosis. Although noninvasive tests, including a combination of imaging, such as Magnetic Resonance Imaging Protein Density Fat Fraction, or, MRI-PDFF, and Vibration-Controlled Transient Elastography, or FibroScan, and plasma biomarkers of fibrosis, such as Enhanced Liver Fibrosis (ELF) score, are being used in clinical practice, none have yet been validated for use in clinical trials to support marketing approval.

Two different scoring systems are most commonly used in United States clinical trials to measure the severity of MASH: the NAFLD activity score, or NAS, and fibrosis stage. The NAS, which was specifically developed for, and generally only used in, clinical trials, is a measure of liver histology that grades disease activity in patients with MASLD or MASH. A patient may receive a composite NAS score of 0-8, which is comprised of three individual scores: (1) steatosis, scored 0-3 according to the percentage of a microscopic field showing steatosis, (2) lobular inflammation, scored 0-3 according to the number of immune cell foci per optical field at 20-fold magnification, and (3) hepatocellular ballooning, scored 0-2 according to the number of ballooning cells in a microscopic field. In addition, staging is used to classify the extent and severity of fibrosis with a scoring system based on a scale from 0-4, or F0-F4. Early, discrete fibrosis is classified as F1 or F2, whereas bridging fibrosis is classified as F3. As more hepatocytes die and scarring becomes extensive, the liver becomes cirrhotic, which is classified as stage F4.

Patients with MASH are at increased risk of liver damage and other complications. Pre-cirrhotic fibrosis is generally reversible. Prior to reporting of the preliminary topline week 96 results from our Phase 2b SYMMETRY study in patients with compensated cirrhosis (F4) due to MASH, cirrhosis had generally been viewed as irreversible.

MASH is commonly associated with metabolic comorbidities, including obesity, type 2 diabetes and dyslipidemia, and with hypertension. In addition, the majority of patients with MASH also present with metabolic syndrome. As shown in the figure below, which is based on a pooled meta-analysis of multinational clinical trial data published in Hepatology (2017), liver-related mortality increases with fibrosis stage. As compared to healthy individuals, patients with MASH also experience higher all-cause morbidity and mortality resulting from major adverse cardiovascular events, and non-liver cancers. The most common cause of death in patients with MASH is cardiovascular disease. As with liver-related mortality, all-cause mortality also increases with fibrosis stage. Our focus is on patients with compensated cirrhosis (F4) and pre-cirrhotic moderate to advanced fibrosis (F2-F3).

MASH Mortality Rates by Fibrosis Stage

Patients with cirrhosis due to MASH face a particularly poor prognosis. In the chart below, the overall 5-year survival rate without a liver transplant amongst F4 patients is about 50 percent. Patients with compensated cirrhosis are at risk of decompensation or liver failure. Liver failure manifests as clinical events such as fluid buildup in the abdomen known as ascites, presence of enlarged esophageal veins known as varices, and impaired brain function known as hepatic encephalopathy. We believe a therapeutic treatment option that reverses cirrhosis due to MASH would represent a major medical advance with the potential to meaningfully improve outcomes and transform patients’ lives.

High Risk of Mortality Associated with Cirrhosis Due to MASH

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

An estimated 3 million Americans are projected to have cirrhosis due to MASH by 2030. Cirrhosis due to MASH is the fastest growing cause of liver transplants and liver cancer in the United States and Europe.

Marketed and investigational therapies in development

In March 2024, the FDA approved the first therapy for treatment of adults with noncirrhotic MASH with moderate to advanced liver fibrosis (consistent with stages F2 to F3 fibrosis). This product, marketed under the brand name RezdiffraTM, is a selective agonist of thyroid hormone receptor-β and appears to act primarily by regulating fat metabolism in the liver, thereby addressing the underlying disease driver of MASH. There currently are no approved therapies for treatment of compensated cirrhosis (F4) due to MASH.

The multistep progression of MASH pathogenesis offers a variety of potential approaches for therapeutic intervention and many of these approaches continue to be explored with one or more therapeutic candidates. Many MASH therapeutic candidates have had discouraging clinical trial results due to unfavorable efficacy and/or safety results, with a substantial number of programs discontinued. Disappointing clinical results have especially been associated with therapeutic candidates designed to target late-stage disease by mitigating inflammation and reversing fibrosis, which have been labeled as “anti-fibrotic” mechanisms. Available data suggest that focusing only on suppressing inflammation and fibrosis is unlikely to deliver sustained reversal of fibrosis or resolution of MASH because the processes underlying MASH pathogenesis are not being addressed.

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

We believe EFX has the potential to address the complex pathogenesis of MASH as a foundational monotherapy: reducing liver fat, restoring metabolic balance, and reversing cirrhosis as well as fibrosis while simultaneously improving multiple independent risk factors for cardiovascular disease, without worsening MASH pathogenesis.

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

In vitro receptor agonism assays based on recombinant cell lines expressing human receptors do not necessarily predict in vivo pharmacological activity in humans. Because distribution of FGF21's receptors is tissue-dependent, the in vivo activity of EFX against different receptors can be evaluated in clinical studies using tissue-specific markers. For example, activation of FGFR1c expressed in adipose tissue results in secretion of adiponectin and higher serum adiponectin levels. Likewise, activation of FGFR2c, which appears to be the most highly expressed FGF21 receptor in the liver, appears to be associated with reduced secretion of apolipoprotein-B, or Apo-B. On a placebo-adjusted basis among patients treated with 50mg EFX, across 5 clinical trials of 12- 96 weeks in duration, levels of adiponectin increased by more than 50% and Apo-B decreased by 10-20%.

The effects observed in clinical trials with EFX contrast with observations from clinical trials evaluating certain pegylated or glycopegylated FGF21 analogs, which we believe may be attributed to the potential for pegylated proteins to accumulate in the liver. For example, each of two pegylated FGF21 analogs for which results have been reported publicly have shown smaller reductions in triglycerides (which are largely carried on Apo-B-containing particles) and smaller increases in adiponectin than reported for 50mg EFX. We believe the unique and proprietary engineering of EFX, including its targeted amino acid substitutions and Fc fusion scaffold, as described above, may be responsible for the differentiated clinical effects observed after treatment with EFX compared with other pegylated FGF21 analogs.

EFX exerts both metabolic and anti-fibrotic effects

We believe intervening across the core processes underlying MASH pathogenesis is the most effective way to restore health to the liver and reduce the risk of cardiovascular disease associated with MASH, which is the leading contributor to mortality and morbidity. By mimicking FGF21, EFX has the potential to intervene in each of the core processes underlying MASH pathogenesis, acting as both a metabolic and anti-fibrotic therapeutic agent. EFX acts to leverage whole-body metabolism to redirect calories away from the liver to peripheral tissues, including adipose tissue, thereby reducing fat deposited in the liver and ultimately decreasing the rate of fat oxidation by the liver. Through this activity, EFX reduces fibrosis both indirectly, as a result of alleviating hepatocyte stress, and directly, by suppressing local inflammation and activation of collagen-secreting myofibroblasts that lay down fibrotic tissue.

Phase 3 Evaluation of EFX

Enrollment for a multi-trial, global Phase 3 program called SYNCHRONY began in the fourth quarter of 2023. The Phase 3 SYNCHRONY program consists of three randomized, placebo-controlled trials: SYNCHRONY Outcomes, SYNCHRONY Histology, and SYNCHRONY Real-World. The comprehensive SYNCHRONY program (N ~3,500) builds on two biopsy-based Phase 2b studies (N ~300) in corresponding patient populations.

SYNCHRONY Outcomes is a two-cohort trial evaluating treatment with EFX in approximately 1,150 patients with compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. Patients are receiving weekly injections of either EFX 50mg or placebo. The primary histology endpoint, for Cohort 1 only, is the proportion of patients experiencing ≥ 1-stage improvement in fibrosis and no worsening of steatohepatitis after 96 weeks of treatment. The primary outcomes endpoint for all patients enrolled across Cohort 1 and Cohort 2 is the time from randomization to first occurrence of any protocol-specified clinical event.

SYNCHRONY Histology is a two-cohort trial evaluating EFX in the treatment of approximately 1,650 patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). Patients are receiving weekly injections of 28mg EFX, 50mg EFX, or placebo. The primary histology endpoint, for Cohort 1 only, to support an application for accelerated approval, is the proportion of patients experiencing ≥ 1-stage fibrosis improvement and resolution of MASH after 52 weeks of treatment. All patients in Cohort 1 and Cohort 2 will be evaluated for long-term clinical outcomes for up to 240 weeks of treatment. Results for the 52-week primary histology endpoint from the SYNCHRONY Histology trial are expected in the first half of 2027.

SYNCHRONY Real-World is evaluating EFX in the treatment of approximately 700 patients with fibrosis stages 1 through 4, compensated (F1-F4, compensated), including up to 100 patients in an open-label rollover of placebo patients from the Phase 2b HARMONY and SYMMETRY studies who are being treated with 50mg EFX. The primary endpoint of safety and tolerability is being assessed after 52 weeks of treatment. Enrollment of the double-blind portion of SYNCHRONY Real-World (N=601) was completed in January 2025. Results from the SYNCHRONY Real-World trial are expected in the first half of 2026.

SYNCHRONY Outcomes Trial Design

synchrony
OUTCOMES

## Primary Histology Endpoint
≥ 1-stage fibrosis improvement and no worsening of MASH at Week 96

## Patient Population
Cirrhosis Due to MASH (F4, Compensated)

## Primary Outcomes Endpoint
Time to first occurrence of protocol-specified clinical events

Total Treatment Duration: ~260 Weeks
Screening
12 Weeks prior to Day 1
Randomization
1:1 (N≈1150)
Placebo
EFX 50mg
Baseline
Liver Biopsy
Week 96
Liver Biopsy
(Cohort 1)

SYNCHRONY Histology and Real-World Trial Designs

In all EFX Phase 3 studies, patients are self-administering EFX using the LyoJect 3S dual chamber syringe, a pre-filled device intended for commercial use in the event EFX is approved for marketing. This optimized formulation delivers blood levels of EFX comparable to those of the liquid formulation used in prior clinical studies.

Phase 2b Evaluation of EFX

Our Phase 3 SYNCHRONY program evaluating EFX for treatment of pre-cirrhotic and cirrhotic MASH builds on the results of two separate 96-week Phase 2b studies, the SYMMETRY study in patients with compensated cirrhosis (F4) due to MASH and the HARMONY study in patients with pre-cirrhotic MASH (F2-F3).

Biopsy Analysis in Phase 2b HARMONY and SYMMETRY Studies

Consistent with FDA recommendations, the HARMONY and SYMMETRY studies evaluate all biopsies using consensus readers. Two independent and cross-trained pathologists score each biopsy for NAS score and fibrosis stage. If there are any differences on any component of pathology scoring, the two pathologists determine if consensus can be reached. In the absence of consensus, a third pathologist would adjudicate between the first two pathologists’ scores. Adjudication by a third pathologist was not required because the two principal pathologists achieved consensus on interpretation of all week 24 and week 96 HARMONY and SYMMETRY biopsy samples.

Per applicable FDA guidance regarding endpoints recommended for use in Phase 3 clinical trials, the HARMONY and SYMMETRY studies’ primary and key secondary histology endpoints were defined as:

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

EFX for Treatment of Compensated Cirrhosis Due to MASH (F4)

Compensated cirrhosis due to MASH (F4) represents a high unmet medical need. Approximately 50 percent of patients with cirrhosis die within 5 years of diagnosis, absent a liver transplant. The risk of liver-related clinical events such as hospitalization for acute or chronic liver failure or hepatocellular carcinoma, as well as cardiovascular events, is substantially higher for patients with cirrhosis. The FDA has issued draft guidance specific to the development of investigational therapies for patients with cirrhosis due to MASH, who are projected to number more than 3 million patients in the United States by 2030. According to the FDA, the treatment goal for cirrhotic patients is to halt disease progression, thereby preventing clinical decompensation, reducing the incidence of liver transplantation, and improving survival. Published FDA guidance states that long-term clinical outcomes data obtained in Phase 3 trials is required for marketing approval of investigational drugs indicated for treatment of compensated cirrhosis (F4) due to MASH.

A 2020 analysis of pooled data from the STELLAR 4 trial showed reversal of cirrhosis was associated with an 80% reduction in risk of liver-related clinical events, emphasizing the medical benefit to be gained for a therapy that could reverse cirrhosis. Unfortunately, treatments capable of effectively treating cirrhosis due to MASH have proven elusive to date. No compound other than EFX has been shown in clinical trials to statistically significantly reverse cirrhosis.

Phase 2b clinical trial of EFX in patients with compensated cirrhosis (F4) due to MASH

The Phase 2b SYMMETRY study was a 96-week multicenter, randomized, double-blind, placebo-controlled, dose-ranging trial in biopsy-confirmed adult patients with compensated cirrhosis (F4) due to MASH. One hundred eighty-two patients were randomized to receive once-weekly subcutaneous dosing of 28mg or 50mg EFX, or placebo. The study incorporated two timepoints for histological evaluation, at weeks 36 and 96. The primary efficacy endpoint for the study was the proportion of subjects who achieved at least a one-stage improvement in fibrosis without worsening of MASH at week 36. Key secondary endpoints included fibrosis improvement without worsening of MASH and MASH resolution without worsening of fibrosis at week 96 and change from baseline in noninvasive markers of liver fibrosis and liver injury, insulin sensitivity, and lipoproteins at 36 and 96 weeks, as well as measures of safety and tolerability.

Phase 2b SYMMETRY Study Design

50mg EFX achieved statistical significance over placebo on the secondary histology endpoint of fibrosis improvement without worsening of MASH after 96 weeks of treatment whether by both completer or ITT analyses

The SYMMETRY trial showed a numerical trend but not statistical significance on the primary endpoint of ≥1 stage improvement in fibrosis with no worsening of MASH after 36 weeks of treatment, with 24% and 22% for the 50mg and 28mg EFX dose groups, compared to 14% for the placebo arm. After 96 weeks of treatment, as shown in the chart below, ≥1 stage improvement in fibrosis with no worsening of MASH was observed in 39% (p=0.009) of patients in the 50mg dose group, compared to only 15 percent for placebo. The 29% response rate for the 28mg EFX group was not significant. Statistical significance for the 50mg EFX group was maintained under ITT analysis, with 29% (p=0.031) of patients achieving cirrhosis reversal without worsening of MASH, compared to 12 percent for placebo. Under the conservative approach employed in this ITT analysis, all missing biopsies were treated as failures, as typically used by regulatory authorities. We believe the statistically significant results observed for 50mg EFX after 96 weeks reflected the benefit of longer treatment with EFX, as the numerical trend toward improvement for 50mg EFX at week 36 (24% versus 14% for placebo) improved to statistically significant results with larger magnitudes of treatment effect relative to placebo at week 96 compared to week 36. Given the clear dose-related response, with improvement in fibrosis only statistically significant for 50mg by either completer or ITT analysis, we believe the greater therapeutic activity of 50mg than 28mg is required to achieve reversal of cirrhosis.

GLP-1 use at baseline did not impact reversal of cirrhosis by EFX

Analysis of a subgroup of a patients who were reported not to be taking a GLP-1 receptor agonist at baseline (N=97) showed that use of GLP-1 therapy did not impact cirrhosis reversal. The response rate among a subgroup of patients treated with 50mg EFX who were not taking a GLP-1 at baseline was 45% (p=0.009), compared to 17% for placebo. This suggests that reversal of cirrhosis by EFX does not depend on co-administration with GLP-1 therapy.

50mg EFX significantly improved noninvasive markers of liver fibrosis

Treatment with EFX significantly improved two important noninvasive markers of liver fibrosis: ELF and liver stiffness. As shown in the table below, highly significant absolute reductions in ELF of 0.53 (p<0.001) and 0.34 (p<0.001) were observed for 50mg and 28mg EFX, respectively, compared with an increase of 0.22 for placebo. Only the 50mg EFX group was observed to statistically significantly reduce liver stiffness: 24% (p=0.028) compared to an 8%

reduction for placebo. The extent of reduction observed in ELF and liver stiffness for the 50mg EFX group have been shown in prior studies to be associated with reduced progression to end-stage liver disease. In addition, the mean absolute change in liver stiffness for patients treated with 50mg EFX was a reduction of 7.3 kPa, compared to reductions of 6.5 kPa and 5.0 kPa for 28mg EFX and placebo, respectively. We believe the absolute reduction of 7.3 kPa is the largest absolute reduction in liver stiffness reported to date among patients with compensated cirrhosis (F4) due to MASH.

Summary of Week 96 Noninvasive Measures of Liver Fibrosis

Measure (LS Mean Change from Baseline)	Placebo (n=45-49)	28mg (n=39-41)	50mg (n=46-47)
ELF Score	+0.22	*-0.34***	***-0.53***
Liver Stiffness by VCTE (FibroScan) (%)	††-8%	†-18%	††-24%*
Liver Stiffness by VCTE (FibroScan) (kPa)	-5.0†††	-6.5†††	-7.3†††
*p<0.05, ***p<0.001, versus placebo (MMRM); †††p<0.001, versus baseline (MMRM)

Additional analysis of liver stiffness showed that 70% of patients treated with 50mg EFX (CMH test p=0.017, versus placebo) experienced at least a 25% relative reduction in liver stiffness, compared to 61% and 47% for 28mg EFX and placebo, respectively.

EFX improved markers of liver injury

Levels of ALT and AST were statistically significantly reduced by week 8 for patients treated with 50mg EFX, with reductions largely sustained throughout the 96-week treatment duration.

50mg EFX improved lipoprotein profile and insulin sensitivity

As summarized in the table below, treatment with EFX was associated with statistically significant improvements in measures of lipoprotein profile and insulin sensitivity. We believe a more healthy whole-body metabolic profile is important to establishing an environment conducive to hepatocytes regaining functional capacity as cirrhosis is reversed.

Summary of Week 96 Cardio-Metabolic Biomarkers

Measure (LS Mean Change from Baseline)	Placebo (N=48-49)	28mg (N=40-41)	50mg (N=45-47)
Triglycerides (mg/dL)	-3	-27	-33*

Non-HDL Cholesterol (mg/dL)	-10	-19	-21*
HDL Cholesterol (mg/dL)	-2	+6**	+9***
HOMA-IR	+1.6	-3.4*	-4.1**
C-Peptide (%)	-1	-13	-18*
Adiponectin (%)	+8	+32	+69***
*p<0.05, **p<0.01, ***p<0.001, versus placebo (MMRM)

EFX was generally well-tolerated in the SYMMETRY study

EFX was generally well-tolerated in the SYMMETRY study. There were no deaths with EFX treatment, but one death prior to week 36 occurred in a placebo patient who developed pneumonia. There were 41 serious adverse events, or SAEs, reported over the full 96 weeks of treatment. None of the SAEs were determined to be drug-related by the clinical investigators. The reported SAEs generally reflect the advanced disease status of these patients carrying multiple comorbidities. A total of 19 patients were discontinued due to treatment-emergent AEs (two in placebo, six in the 28mg group and 11 in the 50mg group). Only three of these discontinuations occurred from weeks 37 to 96. Two of these discontinuations were due to cirrhosis-related disease progression: ascites (28mg EFX group) and hepatic encephalopathy (50mg EFX group). The one additional discontinuation from weeks 37 to 96 was due to diarrhea (50mg EFX group). The most frequent adverse events were mainly transient, mild to moderate diarrhea and nausea.

Forty-three percent and 41% of 50mg EFX and placebo patients, respectively, had osteopenia at baseline, but only 3% and 7%, respectively, were treated with bisphosphonates. Against this backdrop, bone mineral density, adjusted for placebo, declined to a small but significant extent for the 50mg EFX group: 5% for the lumbar spine and femoral neck (hip) regions over 96 weeks of treatment, or 2-3% per year. For context, treatment with a diabetic dose of GLP-1 was recently reported to be associated with about a 2% reduction in bone mineral density over one year. Importantly, after nearly two years of EFX treatment, there was an equal number of fractures in the 50mg and placebo groups. Overall, we consider these effects to be mild and manageable. Accordingly, we are monitoring for bone health at entry into our Phase 3 SYNCHRONY program and ensuring adherence to a consistent standard of care.

There were no statistically significant changes observed for ECGs, heart rate or blood pressure for the 50mg EFX group at week 96. Reductions of about 2% in body weight were observed for both the 50mg EFX and placebo groups. Markers of liver function and hemostasis, including bilirubin, MELD score, INR, platelet count, albumin and Child-Pugh score remained stable or trended toward slight improvement for the 50mg EFX group.

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

Phase 2b HARMONY Study Design

The 50mg EFX group achieved statistical significance on primary and secondary histology endpoints

The HARMONY study met its primary endpoint for both the 50mg and 28mg EFX dose groups, with 41% and 39% of EFX-treated patients, respectively, experiencing at least a one-stage improvement in liver fibrosis with no worsening of MASH at week 24, compared with 20% for the placebo arm. Substantially greater improvements were observed at week 96 for 50mg than 28mg EFX, with the response rate increasing from 41% to 75% (p<0.001) for 50mg EFX compared to 24% for placebo. Although the response rate increased for 28mg EFX from 39% to 46%, the result was not statistically significantly different from placebo.

The study also met additional histology endpoints at week 96. Notably, 36% (p<0.001) and 31% (p=0.002) of patients treated with 50mg EFX and 28mg EFX experienced a 2-stage improvement in fibrosis without worsening of MASH—which was more than 10-fold the placebo rate of 3%.

Results for several histological endpoints are summarized in the table below, based on either the primary analysis (patients with baseline and week 96 biopsies) or intent-to-treat, or ITT, analysis (all randomized and dosed patients, with missing biopsies treated as failures).

Summary of Week 96 Histology Endpoints

	Primary Analysis[1]			ITT Analysis[2]
Histology Endpoint[3] (Proportion of Patients)	Placebo (N=34)	28mg (N=26)	50mg (N=28)	Placebo (N=43)	28mg (N=40)	50mg (N=43)
≥1 stage fibrosis improvement without worsening MASH (%)	24	46	75***	19	30	49**
≥2 stage fibrosis improvement without worsening MASH (%)	3	31**	36***	2	20**	23**
Resolution of MASH without worsening of fibrosis (%)	24	62**	57**	19	40*	37*
MASH resolution AND ≥1 stage fibrosis improvement(%)	9	42**	54***	7	28**	35**

1 All patients with baseline and week 96 biopsies

2 All randomized and dosed patients, with missing biopsies treated as failures

3 Biopsy scored independently by two pathologists; third available to adjudicate (which was not required)

* p<0.05, ** p<0.01, *** p<0.001, versus placebo (Cochran-Mantel-Haenszel test (“CMH”))

The placebo-adjusted effect size on fibrosis improvement without worsening of MASH (EFX response rate minus placebo response rate) more than doubled between week 24 and week 96 for the 50mg EFX group, with a slight increase observed for the 28mg EFX group. Specifically, the placebo-adjusted effect sizes for fibrosis improvement without worsening of MASH grew from 21% to 52% between week 24 and week 96 for 50mg EFX and from 20% to 22% for 28mg EFX. Highly statistically significant results for 50mg EFX at week 96 are notable because (1) the study was not fully powered at week 96 and (2) the placebo rate increased rather than decreased. An increase in treatment rate for placebo means that the increases in effect size are attributable to higher EFX treatment responses rather than a decline in placebo rate.

Analysis of the evolution of responses between weeks 24 and 96 indicated not only broadening fibrosis improvement without worsening of MASH but also sustained response, particularly following treatment with 50mg EFX. Among those patients with available week 96 biopsies whose fibrosis improved at week 24, 92% and 83% of the 50mg and 28mg EFX groups remained responders, respectively, compared to 40% for placebo. In addition, among patients with available week 96 biopsies who were not fibrosis responders at week 24, 63% of 50mg EFX patients were responders at week 96, compared with 14% and 21% for 28mg EFX and placebo, respectively.

Summary of Breadth and Durability of Treatment Response for≥1 Stage Fibrosis Improvement Without Worsening of MASH

Sustained[1] vs. New[2] Response Among Week 96 Responders	Placebo (N=34)	28mg (N=26)	50mg (N=28)
All week 96 responders, n (%)	8 (24%)	12 (46%)	21 (75%***)
Sustained response at week 96, n (%)[3]	2 (6%)	10 (38%)	11 (39%)
New response at week 96, n (%)[3]	6 (18%)	2 (8%)	10 (36%)
Proportion of week 24 responders with sustained response, n (%)[3]	2 of 5 (40%)	10 of 12 (83%)	11 of 12 (92%)
Proportion of week 24 non-responders with new response, n (%)[3]	6 of 29 (21%)	2 of 14 (14%)	10 of 16 (63%)

[1] Sustained response refers to patients who were responders at week 24 and remained responders at week 96

[2] New response refers to patients who were non-responders at week 24 but became first-time responders at week 96

[3] Not analyzed for statistical significance

*p<0.05, ***p<0.001, versus placebo (MMRM)

Analysis of a subset of patients with baseline F3 fibrosis who had week 96 biopsies showed EFX’s potential to treat patients with more advanced fibrosis, who are generally considered to be at higher risk of progression to cirrhosis. For this advanced F3 patient population, 68% (p<0.001) and 40% of the 50mg and 28mg EFX groups, respectively, experienced at least a one-stage improvement in fibrosis without worsening of MASH, compared to 14% for placebo.

EFX significantly improved noninvasive markers of liver fibrosis and liver injury

Treatment with EFX significantly improved three important noninvasive markers of liver fibrosis, Pro-C3, ELF and liver stiffness. As shown in the table below, significant absolute reductions in ELF of 0.8 and 0.7 were observed for 50mg and 28mg EFX, respectively, compared with a 0.1 decrease for placebo. Statistically significant reductions of -7.2 and -4.0 in liver stiffness were also observed for the 50mg and 28mg EFX groups, respectively, compared with a 0.6 reduction for placebo. The levels of reduction observed for ELF and liver stiffness for the 50mg EFX group have been associated in prior studies with reduced progression to end-stage liver disease. Only the 50mg EFX group was observed to have a statistically significant improvement in Pro-C3. Both EFX groups were observed to significantly reduce ALT and AST, two noninvasive measures of liver injury.

Summary of Week 96 Changes in Key Noninvasive Measures of Liver Fibrosis and Injury

Measure (LS Mean Change from Baseline to Week 96)	Placebo (N33-35)	28mg (N=27)	50mg (N=25-28)
ELF Score	-0.1	-0.7**	-0.8**
Liver Stiffness	-0.6	-4.0*	-7.2***
Pro-C3 (μg/L)	-17	-40	-51**
ALT (%)	-10	-44***	-37**
AST (%)	-4	-30*	-38**
*p<0.05, **p<0.01, ***p<0.001, versus placebo (MMRM)

Overlap of imaging and circulating biomarkers of fibrosis corroborate conventional histopathology observations

The Venn diagrams below present an analysis of the degree of overlap (congruence) for two non-invasive measures of liver fibrosis: liver stiffness and ELF score, with each other and with improvement in fibrosis by conventional histopathology for each of placebo, 28mg and 50mg EFX groups. The areas shown for each dose group correspond to the proportion (%) of responders for each of the parameters. For liver stiffness, patients are responders if they show at least a 30% reduction by Fibroscan. For ELF, patients are responders if their ELF score decreases by at least 0.5. For conventional histopathology, patients are responders if they show at least a one-stage improvement in fibrosis without worsening of MASH.

A clear dose -response is evident by this analysis, with 0% of placebo patients meeting the overlapping response definitions combining liver stiffness, ELF and fibrosis improvement, compared with 19% and 42% for 28mg and 50mg EFX. An inverse dose-response is evident for the proportion of patients who did not meet the responder definition for any of the parameters: 47% for placebo compared with 19% and 0% for 28mg and 50mg EFX groups, respectively. The relative absence of overlapping response for placebo suggests that a substantial proportion of the fibrosis improvement observed for placebo by conventional histopathology is due to variability in tissue sampling. By contrast, the comparatively high congruence between conventional histopathology and noninvasive fibrosis markers observed in the EFX groups, particularly for 50mg EFX, reflects a substantial degree of fibrosis regression that cannot be attributed simply to variability in tissue sampling.

Overlap of Imaging and Circulating Biomarkers of Fibrosis with Conventional Histopathology

50mg EFX statistically significantly improved lipoprotein profile and insulin sensitivity

As summarized in the table below, treatment with EFX was associated with statistically significant improvements in measures of lipoprotein profile and insulin sensitivity. We believe a more healthy whole-body metabolic profile is important to establishing an environment conducive to hepatocytes regaining functional capacity as fibrosis regresses in the liver of patients with pre-cirrhotic MASH (F2-F3).

Summary of Week 96 Cardio-Metabolic Biomarkers

Measure (LS Mean Change from Baseline)	Placebo (N=34-35)	28mg (N=25-28)	50mg (N=26-27)
Triglycerides (%)	+8	-15***	-20***
Non-HDL Cholesterol (%)	+3	-2	-2
HDL Cholesterol (%)	+5	+18*	+27***
HOMA-IR (%)	+7	-11	-33%**
C-Peptide (%)	+8	-2	-20**
Adiponectin (%)	+17	+28	+63**
*p<0.05, **p<0.01, ***p<0.001, versus placebo (MMRM)

EFX was generally well-tolerated in the HARMONY study

EFX was reported to be generally well-tolerated. There were no deaths. Fifteen serious adverse events were reported, which were generally balanced across dose groups. Across both EFX groups, the most frequent adverse events, or AEs, were grade 1 or 2 gastrointestinal events (diarrhea, nausea, and increased appetite), which were transient in nature. A total of three patients treated with EFX discontinued due to AEs between week 24 and week 96 (two in the 28mg group and one in the 50mg group), compared with none for placebo.

Evaluation of EFX in combination with GLP-1 therapy in patients with pre-cirrhotic MASH

The Phase 2b SYMMETRY study included an expansion cohort, known as Cohort D, evaluating administration of EFX to patients with type 2 diabetes who are already being treated with GLP-1 receptor agonist, or GLP-1, therapy. Approximately two-thirds of patients with F2 or F3 MASH, and roughly three-quarters of patients with compensated cirrhosis due to MASH, also have type 2 diabetes. Given the increasing use of GLP-1 for treatment of patients, we expect that many patients who could be eligible for treatment with EFX, if approved, may receive GLP-1 therapy. Cohort D was designed to assess whether EFX could be added in patients with MASH who are already being treated with GLP-1 for type 2 diabetes.

Cohort D enrolled a total of 32 patients with type 2 diabetes and F1-F3 liver fibrosis due to MASH. Approximately two-thirds of randomized patients were on a stable dose of GLP-1 for more than one year; all patients were on a stable dose for at least three months.

The study met the primary endpoint, with the safety and tolerability of EFX dosed to patients in combination with a GLP-1 therapy broadly comparable to that of placebo-treated patients receiving a GLP-1 therapy alone. There were no deaths in the study. No patients were reported to have a drug-related SAE. One patient discontinued due to nausea related to treatment with EFX. Consistent with previous evaluations of EFX, gastrointestinal events were the most frequent AEs. The overall tolerability profile was similar observations with EFX in other Phase 2 studies. Diarrhea was slightly more frequent in the GLP-1 alone group than the EFX combined with GLP-1 group, while nausea was slightly more frequent in the combined group than for GLP-1 alone. While both treatment groups reported decreased appetite, more EFX-treated patients reported increased appetite. However, a mean reduction in body weight was observed for EFX-treated patients despite reports of increased appetite. No new safety signals were evident.

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

EFX drug substance, or DS, is manufactured by fermentation of a recombinant strain of the bacterium E. coli. Product accumulates as insoluble particles (inclusion bodies) within the cells and is recovered by cell disruption, followed by solubilization of the inclusion bodies, protein refolding and three chromatographic separation steps to yield product with target quality attributes. We have an agreement with Boehringer Ingelheim Biopharmaceuticals GmbH, or Boehringer Ingelheim, to manufacture DS for clinical development and plan in the future to enter into an agreement for commercial supply. Whereas our Phase 2a BALANCED study was supplied by DS acquired by Amgen, our ongoing Phase 3 SYNCHRONY studies are being supplied by DS manufactured by Boehringer Ingelheim. Analysis of the Boehringer Ingelheim GMP DS confirmed it met the same release specification as previously used for Amgen GMP DS and was comparable to Amgen GMP DS across a number of protein characterization studies. Validation of the commercial scale Boehringer Ingelheim DS manufacturing process has been successfully completed.

We have an agreement with Vetter Pharma International GmbH, or Vetter, to manufacture EFX drug product, or DP, for clinical development and plan in the future to enter into an agreement for commercial supply. The GMP DP used for our completed Phase 2b HARMONY and SYMMETRY studies, which was stored as a frozen liquid until immediately before administration to trial subjects, was similar to that for the Phase 2a BALANCED study, which was made from Amgen GMP DS. Analysis of the Vetter Phase 2b GMP DP confirmed that it met the same release specification as previously used for the Phase 2a DP manufactured from Amgen GMP DS.

We are using a lyophilized DP formulation for Phase 3 SYNCHRONY studies and plan to use this formulation as the initial commercial presentation, if EFX is approved. This drug-device combination product, employing Vetter’s Lyo-Ject 3S dual-chamber syringe, was selected for convenient subcutaneous self-administration by patients. Manufacturing of the product-device combination by Vetter for Phase 3 clinical trials has been conducted under GMP conditions. Analysis of the Vetter Phase 3 lyophilized GMP DP confirmed that it met the same release specification as previously used for the Phase 2b frozen DP. A Phase 1 biocomparison study, performed before Phase 3 clinical studies commenced, confirmed that plasma levels of the lyophilized Phase 3 DP were comparable to those of the frozen Phase 2b formulation, following a single subcutaneous dose.

Sales and marketing

Successful marketing of a new drug for the treatment of MASH will require a targeted commercial infrastructure, which . We have begun making plans for commercialization in parallel with our ongoing Phase 3 SYNCHRONY program. We intend to develop the commercial infrastructure required for bringing EFX to patients in the United States, if approved. We also plan to evaluate options for delivering EFX, if approved, to patients in other key markets, such as Europe, Japan and China, which may include strategic collaborations.

Competition

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions.

We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Corcept Therapeutics, Inc., D&D Pharmatech, Inc., Eccogene Co., Ltd., 89bio, Galectin Therapeutics Inc., Galmed Pharmaceuticals, Ltd., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Poxel SA, Regeneron Pharmaceuticals, Inc., Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. Many of our competitors have established distribution channels for the commercialization of their products, whereas we have no such channel or capabilities. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Additionally, a product may be eligible for accelerated approval (also referred to as Subpart E approval). Biological products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments, as demonstrated by a surrogate or intermediate clinical endpoint, may receive accelerated approval. Specifically, this means that they may be approved on the basis of clinical data establishing that the product has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on an intermediate clinical endpoint other than survival or irreversible morbidity. As a condition of approval, the FDA generally requires that a sponsor of a biological product receiving accelerated approval perform adequate and well-controlled post-marketing confirmatory clinical trials to verify the clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval, and the FDA has increased authority for expedited procedures to withdraw accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA generally requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Under the BPCIA, a reference biological product is granted a 12 year exclusivity period from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing."First licensure" typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the "first licensure" of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

The BPCIA is complex and continues to be interpreted and implemented by the FDA, and aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have been the subject of litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA continue to evolve.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, as well as the state consumer privacy and health privacy laws, such as the California Consumer Privacy Act of 2018 (the “CCPA”) and the Washington My Health My Data Act (the “WA MHMDA”), impose requirements relating to the privacy, security and transmission of personal information, individually identifiable health information, and consumer health data. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities, which include certain healthcare providers, health plans, and healthcare clearinghouses, that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys' fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances. For example, the CCPA and similar consumer privacy laws in a number of states established privacy frameworks for covered businesses, including broad definitions of regulated personal information, data privacy rights for consumers residing in the relevant state, special rules on the collection of consumer data from minors, and an enforcement framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The WA MHMDA applies similar requirements as well as heightened consent requirements for collecting and sharing consumer health data relating to Washington residents, and the law provides aggrieved consumers with a broad private right of action. Many of the state laws differ from each other in significant ways and may have a more prohibitive effect than HIPAA and cover personal information other than protected health information that is subject to HIPAA, thus complicating compliance efforts.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Trump Administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions. President Biden issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway.

In addition, there have been several changes to the 340B drug pricing program, which imposes ceilings on prices that certain drug and biologic manufacturers can charge for medications sold to certain health care facilities. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the former administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2026. This deadline was delayed to January 1, 2027 by the Bipartisan Safer Communities Act. The Inflation Reduction Act of 2022 further delayed implementation of this rule to January 1, 2032. While a number of these and other proposed measures may require additional authorization to become effective, and the Trump Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting on January 1, 2025; however, legislation has been introduced in the U.S. Congress that would, if enacted, reverse these payment reductions.  In addition to provider payment cuts under Medicare, the American Rescue Plan Act of 2021 also eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These laws and regulations may result in additional reductions in Medicare and other healthcare funding available for healthcare providers and may otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application must be submitted for each clinical trial to each applicable country's national competent authority and an independent ethics committee, much like the FDA and an IRB, respectively. Under the Clinical Trials Regulation (EU) no 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, a single application is now made through the Clinical Trials Information System, or CTIS, for clinical trial authorization in up to 30 EU/EEA countries at the same time and with a single set of documentation.

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

Regulation in the European Union

In the EU, medicinal products are subject to extensive pre- and post-market regulation by regulatory authorities at both the EU and national levels. To obtain regulatory approval of a medicinal product in the EU, we must submit an MA application. The application used to submit the BLA in the United States is similar to that required in the EU, with certain exceptions. There are two main types of MA in the EU:

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the EMA, which is valid throughout the entire territory of the EU, and in the additional countries of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, including medicines produced by biotechnological process, products designated as orphan medicinal products, advanced-therapy medicinal products (i.e. gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant an MA, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is of 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that an accelerated assessment is no longer appropriate.
•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in other Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State of the EU at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States, or CMSs) for their approval. If the CMSs raise no objections to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the applicable Member States (i.e., in the RMS and the CMSs).

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

Pediatric development in the Europe Union

In the EU, companies developing a new medicinal product must agree upon a pediatric investigation plan, or PIP, with the EMA’s Paediatric Committee, or PDCO, and must conduct pediatric clinical trials in accordance with that PIP, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the product for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Products that are granted an MA on the basis of the pediatric clinical trials conducted in accordance with the PIP are eligible for a six-month extension of the protection under a supplementary protection certificate or, in the case of orphan medicinal products, a two year extension of the orphan market exclusivity. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

All of the aforementioned EU rules are generally applicable in the EEA.

European data collection

The collection and processing of personal data, including health data regarding the EEA is governed by the EU General Data Protection Regulation ("GDPR”) and similarly, processing of personal data regarding the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018 (“UK GDPR” and together with the EU GDPR, referred to as the “GDPR” in this Annual Report on Form 10-K), as well as other supplementary national data protection legislation in force in the EEA member states and the UK. The GDPR imposes stringent requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The GDPR also impose strict rules on the transfer of personal data out of the EEA/UK, including to the United States in certain circumstances. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EEA Member States and UK may result in administrative penalties and substantial fines of up to 4% total worldwide annual turnover or up to €20 million (£17.5 million for the UK GDPR), whichever is higher. The GDPR imposes additional responsibility and liability in relation to personal data that we process and requires us to put in place additional mechanisms to ensure compliance with its obligations. We are subject to the GDPR if we have a presence or "establishment" in the EEA/UK (e.g. EEA/UK based subsidiary or operations), are monitoring individuals in the EEA/UK, including when conducting clinical trials with EEA/UK based data subjects (whether the trials are conducted directly by us or through a clinical vendor or partner), or offering approved products or services (if relevant) to EEA/UK based data subjects (regardless of whether involving EEA/UK based subsidiaries or operations). The GDPR regulations are onerous and may adversely affect our business, financial condition, results of operations, and prospects.

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

Brexit and the Regulatory Framework in the United Kingdom

The UK formally left the EU on January 31, 2020 .

As a result of the Northern Ireland Protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU. However, although a separate authorization is now required to market medicinal products in the UK, under an international recognition procedure which was put in place by the MHRA on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a UK MA.

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

As of February 14, 2025, we employed 63 total employees, including 46 in research and development and 17 in general and administrative. 14 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Identifying and qualifying patients to participate in clinical trials is critical to our success. We may encounter delays in enrolling or be unable to enroll or retain a sufficient number of patients in our ongoing Phase 3 SYNCHRONY studies or any other future clinical trials. In particular, as a result of the inherent difficulties in diagnosing MASH and the significant competition for recruiting patients with MASH in clinical trials, there may be delays in enrolling the patients we need to complete clinical trials on a timely basis, or at all. In addition, enrollment in Phase 3 clinical trials may be adversely affected by the March 2024 marketing approval of RezdiffraTM or the potential marketing approvals for one or more investigational MASH drugs.

Factors that may generally affect patient enrollment include:

•
the size and nature of the patient population;
•
the number and location of clinical sites we enroll;
•
the impact of geopolitical tensions, such as the conflict in the Middle East, on clinical trial sites, such as those in Turkey and Israel, where clinical sites have been activated to participate in our Phase 3 SYNCHRONY program;
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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Corcept Therapeutics, Inc., D&D Pharmatech, Inc., Eccogene Co., Ltd., 89bio, Galectin Therapeutics Inc., Galmed Pharmaceuticals, Ltd., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Poxel SA, Regeneron Pharmaceuticals, Inc., Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

Our product candidate and any future product candidates must undergo rigorous clinical trials and regulatory approvals, and success in nonclinical studies or earlier-stage clinical trials may not be indicative of results in future clinical trials. EFX and any future product candidates will be subject to rigorous and extensive clinical trials and extensive regulatory approval processes implemented by the FDA and similar regulatory bodies in other jurisdictions. The approval process is typically lengthy and expensive, and approval is never certain. As a company, our only experience with clinical trials is our completed Phase 2 BALANCED, HARMONY, and SYMMETRY studies, and we have not yet completed the clinical trials required to obtain regulatory approval. We may not be able to conduct clinical trials at preferred sites, enlist clinical investigators, enroll sufficient numbers of participants or begin or successfully complete clinical trials in a timely fashion, if at all. Our anticipated clinical trials, including our ongoing SYNCHRONY Phase 3 trials, for which we dosed the first patients in the fourth quarter of 2023, may be insufficient to demonstrate that our potential products will be safe or effective. Additional clinical trials may be required if clinical trial results are negative or inconclusive, which will require us to incur additional costs and significant delays.

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

As of February 14, 2025, we had 63 full-time employees. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

As a company, other than the completed BALANCED, HARMONY and SYMMETRY studies, we have no experience in designing, conducting or completing clinical trials and have never progressed a product candidate through to regulatory approval. In part because of this lack of experience, our clinical trials may require more time and incur greater costs than we anticipate. We cannot be certain that our clinical trials, including the ongoing SYNCHRONY Phase 3 trials, will begin or conclude on time, if at all. Large-scale trials will require significant additional financial and management resources. Any performance failure on the part of such third parties could delay the clinical development of our product candidate or any future product candidates or delay or prevent us from obtaining regulatory approval or commercializing our current or any future product candidates, depriving us of potential product revenue and resulting in additional losses.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for EFX or any future product candidate would substantially harm our business.

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of nonclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. The FDA and comparable regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. Further, the FDA or comparable regulatory authorities may disagree with our interpretation of data from clinical trials.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevrondoctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loperdecision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Additional time may be required to obtain regulatory approval for our product candidates because they are combination products.

EFX is being developed, and future product candidates may be developed, as combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug/biologic components. Medical products containing a combination of new drugs, biological products or medical devices may be regulated as “combination products” in the United States and EU. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. Where approval of the drug or biologic and device is sought under a single application, there could be delays in the approval process due to the increased complexity of the review process and the lack of a well-established review process and criteria. The EMA has a parallel review process in place for combination products, the potential effects of which in terms of approval and timing could independently affect our ability to market our combination products in the EU.

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

Biologics designated as breakthrough therapies or granted Fast Track designation by the FDA may also be eligible for other expedited approval programs, including accelerated approval. A product candidate may be eligible for accelerated approval if it treats a serious or life-threatening condition, generally provides a meaningful advantage over available therapies, and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of accelerated approval, the FDA may require that a sponsor of a product receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. In addition, FDORA gives the FDA increased authority to withdraw accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. The FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. Accelerated approval may also be withdrawn if, among other things, a confirmatory trial required to verify the predicted clinical benefit of the product fails to verify such benefit or if such trial is not conducted with due diligence. In addition, the FDA generally requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval and, even if we do, we may not experience a faster development, regulatory review or approval process for that product. In addition, receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to full marketing approval.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidate or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Healthcare reform” included in this annual report on Form 10-K.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Trump Administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

In addition, at a federal level, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans”. President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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
•
the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Although a number of these, and other proposed measures may require additional authorization to become effective, and the Trump Administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Failure to comply with health, data protection, and national security laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We and any potential collaborators may be subject to federal, state, and foreign data protection and national security laws and regulations (i.e., laws and regulations that address privacy, data security, and national security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and the CCPA, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. The CCPA and similar consumer privacy laws in other states provide a comprehensive privacy framework for covered businesses by creating a broad definition of personal information, establishing data privacy rights for consumers, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA and other state consumer privacy laws may impact some of our business activities.

States are continuing to propose new privacy laws, some of which are similar to the above discussed recently passed laws and other proposals differ dramatically. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington’s WA MHMDA applies robust protections similar to, or more stringent than, the requirements of the CCPA, for the collection, use, and disclosure of consumer health data. The WA MHMDA provides a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. In addition, the federal government has begun to regulate certain disclosures of personal information under national security and trade regulation frameworks. For example, Executive Order 14117 on Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern, as implemented by Department of Justice regulations issued in December 2024, prohibits certain transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict investment agreements, employment agreements and vendor agreements involving such data and countries of concern. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

Compliance with U.S. and international data protection laws and regulations, including the General Data Protection Regulation (“GDPR”) and other European Economic Area (“EEA”) and United Kingdom ("UK") data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards (for example, the European Commission approved Standard Contractual Clauses (“SCCs”)) must be implemented in compliance with European and UK data protection laws. In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data imported is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The UK is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement and International Data Transfer Addendum, which will enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. Further, the European Union and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the European Union and the United States is comparable to that offered in the European Union. This provides a further avenue to ensuring transfers to the United States are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks. We will be required to implement these new safeguards and carry out Transfer Impact Assessments when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost, and may result in us needing to make strategic considerations around where EEA or UK personal data is stored and transferred, and which service providers we can utilize for the processing of EEA/UK personal data.

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

A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. For example, the EU’s Artificial Intelligence Act (“AI Act”) imposes significant obligations on providers and deployers of artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. Likewise, in the U.S., several states, including Colorado and California, passed laws to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of artificial intelligence in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use artificial intelligence systems governed by these laws or regulations, we will need to apply significant resources to design, develop, test and maintain such systems in accordance with applicable law and regulation, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.

Our vendors may also incorporate generative artificial intelligence tools into their offerings and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

The success of our product candidate, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Coverage, pricing, and reimbursement” included in this annual report on Form 10-K.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key personnel, and substantial changes in leadership, personnel, and policy could prevent new or existing product candidates from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the years ended December 31, 2024, 2023 and 2022, we reported net losses of $252.1 million, $151.8 million and $112.0 million, respectively. As of December 31, 2024, we had an accumulated deficit of $826.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of December 31, 2024, we had $797.8 million of cash, cash equivalents and short-term and long-term marketable securities. We raised gross proceeds of $105.8 million from our initial public offering in June 2019 and $216.4 million from a follow-on public offering in July 2020. We also raised gross proceeds of $25.0 million from Pfizer through a registered direct common stock offering and borrowed $10.0 million from Hercules under a term loan in June 2022. In September 2022, we raised gross proceeds of $230.0 million from a follow-on public offering. In March 2023, we borrowed $15.0 million from Hercules under our term loan facility. In April and May 2023, we raised gross proceeds of $127.4 million from sales of common stock under an ATM offering and gross proceeds of $220.0 million from sales of common stock through an underwritten registered direct offering. In February 2024, we raised gross proceeds of $10.9 million from sales of common stock under an ATM offering and borrowed $10.0 million from Hercules under our term loan facility. In March 2024, we raised gross proceeds of $366.9 million from a follow-on public offering. We raised gross proceeds of $69.4 million from the sales of common shares under an ATM offering during November and December of 2024, and an additional $10.6 million under the same offering during January of 2025. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and, in lieu of common stock to certain investors, pre-funded warrants to purchase shares of our common stock. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

On June 15, 2022, we entered into a Loan and Security Agreement (“Loan Agreement”) with Hercules Capital, Inc., (“Hercules”), for an aggregate principal amount of up to $150.0 million (“Term Loan”). Until we have repaid such indebtedness, the Loan Agreement subjects us to various customary covenants, including requirements as to financial reporting and insurance, and restrictions on our ability to dispose of our business or property, to change our line of business, to liquidate or dissolve, to merge or consolidate with any other entity or to acquire all or substantially all the capital stock or property of another entity, to incur additional indebtedness, to incur liens on our property, to pay any dividends or other distributions on capital stock other than dividends payable solely in capital stock, to redeem capital stock, to enter into licensing agreements, to engage in transactions with affiliates, or to encumber our intellectual property. Our business may be adversely affected by these restrictions on our ability to operate our business.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize future product candidates, and our ability to generate revenue will be materially impaired.

We could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act (APA). Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS, that we rely on. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.

Further, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product originally approved in 2000 whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and could materially adversely impact our business and prospects.

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

We, like other organizations in our industry, have experienced and expect to continue to experience cyber threats and incidents. We and the third parties upon which we rely are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by AI, and other similar threats. These threats are growing in complexity and frequency, making them increasingly difficult to detect and address, potentially leading to data loss, operational interruptions, reputational harm, and financial losses.

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we have activated sites for our SYNCHRONY trials in Israel and Turkey. These sites may be materially impacted or delayed by the conflict in the Middle East and could result in difficulties screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates, supply chain constraints and significant political, trade, or regulatory developments.

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

Additionally, significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, in jurisdictions where our third-party suppliers and manufacturers operate, could have a material adverse effect on our financial condition or results of operations.

Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the armed conflict between Russia and Ukraine or public health outbreaks, epidemics, or pandemics or other geopolitical developments). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators' ability to manufacture or supply marketed products and product candidates or advance our or our collaborators' preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2024 and December 31, 2024, our stock price has ranged from $17.76 to $35.28. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

As of December 31, 2024, we had U.S. federal and state net operating loss, or NOL, carryforwards of $333.0 million and $660.8 million, respectively and federal and state research and development tax credit carryforwards of $26.4 million and $3.4 million, respectively. If not utilized, such NOL carryforwards (other than federal NOL carryforwards arising in taxable years beginning after December 31, 2017) and research and development credits will expire at various dates beginning in 2033. Our ability to use our U.S. federal and state NOL and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income. We do not anticipate generating revenue from sales of products for the foreseeable future, if ever, and we may never achieve profitability. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the current law, federal NOL carryforwards generated in tax years beginning after December 31, 2017, are not subject to expiration. However, any such NOL carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. In addition, under Sections 382 and 383 of the Code, the amount of benefits from our NOL carryforwards may be impaired or limited if we incur a cumulative ownership change of more than 50 percentage points by certain stockholders, as interpreted by the U.S. Internal Revenue Service, over a three-year period. We experienced such ownership changes on March 24, 2017, June 7, 2018, July 8, 2020, and May 31, 2024. We may experience ownership changes again in the future, some of which may be outside our control. No ownership change occurred in 2022 or 2023. As a result, our use of federal NOL and tax credit carryforwards could be limited. State NOL carryforwards may be similarly limited. Any such disallowances may result in greater tax liabilities than we would incur in the absence of such a limitation and any increased liabilities could adversely affect our business, results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company relies on information systems and the data stored on them to conduct its operations. Our cybersecurity risk management program, which is supported by third parties, is designed to allow us to identify, assess, and manage cybersecurity risks. Our external partners include professional services firms, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and security testing firms. We completed an external lead assessment to assess cybersecurity risks across our business that is informed by the Center for Internet Security Controls. Our Senior Director of IT has years of experience leading cybersecurity teams. We provide cybersecurity training to our employees to address matters such as phishing, email security, and training on data privacy.

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

Governance

The Company reports on its information security program, including the results of periodic testing, to the Audit Committee of the Board of Directors. Our Board’s Audit Committee is responsible for overseeing the Company’s cybersecurity and information security procedures. The Audit Committee reviews management presentations concerning cybersecurity-related issues, including information security, technology risks, policies, and risk mitigation programs. The Audit Committee reports matters to the Board of Directors as needed. Our Chief Operating Officer, with the support of our Senior Director of Information Technology and third-party consultants, assesses and manages cybersecurity risk, including preventing, mitigating, detecting, and addressing cybersecurity incidents, if any. Our Chief Operating Officer also works closely with other management positions and external legal counsel to ensure that the Company understands its cybersecurity risk management responsibilities.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2,

2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss is currently scheduled for March 11, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 20, 2019 our common stock began trading on the Nasdaq Global Select Market under the symbol “AKRO”. Prior to such time, there was no public market for our common stock.

Stockholders

As of January 31, 2025, there were 4 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

The graph below matches Akero Therapeutics, Inc.’s cumulative total shareholder return on common stock with the cumulative total returns of the Nasdaq Composite index, the Nasdaq Biotechnology index, and the Nasdaq Pharmaceutical index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) for five years ended to December 31, 2024. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

Comparison of Cumulative Total Return
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
12/31/2019*
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Akero Therapeutics, Inc.
Nasdaq Composite Index
Nasdaq Biotechnology Index

Company/Index	12/31/2019*	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Akero Therapeutics, Inc.	$100.00	$116.24	$95.29	$246.90	$105.20	$125.34
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30	215.22
Nasdaq Biotechnology Index	100.00	125.69	124.89	111.27	115.42	113.84

* $100.00 invested as of December 31, 2019 in stock or index, including reinvestment of dividends.

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

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We have initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World) designed to support applications for marketing approval for patients with compensated cirrhosis (F4) due to MASH and pre-cirrhotic MASH (F2-F3). The SYNCHRONY program builds on two biopsy-based Phase 2b trials in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on the statistically significant reversal of cirrhosis and fibrosis regression among patients with either biopsy-confirmed compensated cirrhosis (F4) due to MASH or pre-cirrhotic MASH (F2-F3) observed in our Phase 2b clinical trials, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

Results from five randomized, double-blind, placebo-controlled clinical trials evaluating EFX have been reported, and across all trials reported to date a total of 385 adult patients with either MASH and/or type 2 diabetes have been treated with EFX and evaluated for up to 96 weeks. An additional 66 healthy volunteers or patients with severe hepatic impairment were evaluated in open label, single-dose clinical pharmacology studies.

In January 2025, we reported preliminary topline week 96 results from SYMMETRY, a Phase 2b trial that evaluated the efficacy and safety of EFX in patients with biopsy-confirmed compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. At week 96, among patients with baseline and week 96 biopsies (n=134), 39% of patients treated with 50mg EFX (n=46) (p=0.009) experienced reversal of cirrhosis with no worsening of MASH, compared to 15% for placebo (n=47).

In March 2024, we reported preliminary topline week 96 results from HARMONY, a Phase 2b trial that evaluated the efficacy and safety of EFX in patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). The trial previously met its primary endpoint of ≥1 stage improvement in fibrosis with no worsening of MASH after 24 weeks of treatment for both the 50mg EFX (41%) and 28mg EFX (39%) dose groups, compared to 20% for the placebo arm. At week 96, the response rates on this endpoint increased to 75% (p<0.001) for 50mg EFX and 46% (p=0.07) for 28mg EFX, compared to 24% for placebo.

EFX has been reported to be generally well-tolerated across clinical trials of EFX to date. Most adverse events, or AEs, were mild or moderate. Diarrhea, nausea and vomiting as well as injection site reactions were generally the most common AEs. Treatment-emergent AEs leading to discontinuation through each study's primary analysis period have been low, ranging from less than 5% in patients with F1-F3 MASH to less than 10% in subjects with compensated cirrhosis due to MASH (F4).

Enrollment for a multi-trial, global Phase 3 program called SYNCHRONY began in the fourth quarter of 2023. The Phase 3 SYNCHRONY program consists of three trials, SYNCHRONY Outcomes, SYNCHRONY Histology, and SYNCHRONY Real-World. SYNCHRONY Outcomes is a two-cohort trial evaluating EFX for treatment of patients with compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. SYNCHRONY Histology is a two-cohort trial evaluating EFX for treatment of patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). SYNCHRONY Real-World is evaluating EFX for treatment of patients with fibrosis stages 1 through 4, compensated (F1-F4, compensated). In January 2025, we announced the completion of enrollment of the double-blind portion of SYNCHRONY Real-World. Results from the SYNCHRONY Real-World trial are expected in the first half of 2026.

In five separate clinical trials in patients with MASH and/or type 2 diabetes, EFX has been observed to reverse fibrosis, resolve steatohepatitis, and help restore healthy metabolism to the whole body. Consequently, we believe EFX holds the potential to be an important medicine for treatment of MASH, if approved. We also believe EFX may be able to be used in combination with other therapies for potentially greater effect in certain subpopulations, particularly among the substantial proportion of patients with both MASH and type 2 diabetes who are expected to be treated with GLP-1 therapeutics to manage their diabetes and/or obesity.

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. To date, we have raised capital principally through the sale of redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and the sales of common stock in equity offerings in 2020, 2022, 2023 and 2024, including a $25.0 million equity investment from Pfizer, Inc., in 2022. We have also borrowed $35.0 million from a Term Loan provided by Hercules Capital, Inc., or Hercules. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $252.1 million, $151.8 million and $112.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $826.2 million.

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

As of December 31, 2024, we had cash, cash equivalents, short-term and long-term marketable securities of $797.8 million. In addition, on January 30, 2025, we closed a public offering of common stock and pre-funded warrants resulting in gross proceeds of $402.5 million. Together with our cash, cash equivalents and short-term and long-term marketable securities as of December 31, 2024, we believe this will be sufficient to fund our current operating plan into 2028.

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

Operating expenses

Research and development expenses

Research and development expenses consist primarily of costs incurred in connection with the development of EFX, as well as unrelated discovery stage program expenses. We expense research and development costs as incurred. These expenses include:

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

Income taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each period or for our earned research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards of $333.0 million and $660.8 million which may be available to offset future income tax liabilities and expire at various dates beginning in 2037. The federal net operating loss carryforwards include $330.5 million, which may be carried forward indefinitely. As of December 31, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $26.4 million and $3.4 million, respectively, which may be available to offset future tax liabilities which expire at various dates beginning in 2033, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$247,497	$141,798	$105,699	75%
General and administrative	37,926	31,072	6,854	22%
Total operating expenses	285,423	172,870	112,553	65%
Loss from operations	(285,423)	(172,870)	(112,553)	65%
Interest expense	(4,668)	(3,099)	(1,569)	51%
Interest and other income, net	38,031	24,210	13,821	57%
Net loss	$(252,060)	$(151,759)	$(100,301)	66%

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$219,966	$120,684	$99,282	82%
Personnel and other R&D related expenses	27,531	21,114	6,417	30%
Total research and development expenses	$247,497	$141,798	$105,699	75%

Research and development expenses were $247.5 million and $141.8 million for the years ended December 31, 2024 and 2023, respectively, an increase of $105.7 million. Direct costs for our EFX program increased $99.3 million, attributed primarily to an $87.2 million increase in CRO expenses for our ongoing SYMMETRY and SYNCHRONY clinical trials, and a $13.3 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development related expenses increased $6.4 million, attributed to a $3.7 million increase in stock-based compensation and a $2.7 million increase in wage and wage-related expenses resulting from increased staff and other R&D related expenses. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $37.9 million and $31.1 million for the years ended December 31, 2024 and 2023, respectively, an increase of $6.9 million, attributed to a $4.5 million increase in stock-based compensation, a $1.5 million increase in other wage and wage-related expenses resulting from increased staff and a $0.9 million increase in other general and administrative expenses.

Interest expense

Interest expense was $4.7 million and $3.1 million for the year ended December 31, 2024 and 2023, respectively, an increase of $1.6 million related to the Hercules term loan.

Interest and other income, net

Interest and other income, net for the year ended December 31, 2024 is comprised primarily of $38.6 million of interest income from our cash, cash equivalents and short-term and long-term term marketable securities compared to $24.2 million for the year ended December 31, 2023. This increase is attributed to increased investment returns on our cash, cash equivalents and short- and long-term and marketable securities.

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

Interest and other income

Interest and other income for the year ended December 31, 2023 is comprised primarily of $24.2 million of interest income from our cash, cash equivalents and short-term and long-term term marketable securities compared to $3.9 million for the year ended December 31, 2022. This increase is related to increased investment returns on our cash, cash equivalents and short- and long-term and marketable securities.

Liquidity and capital resources

We have incurred significant operating losses from our inception through December 31, 2024. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Through December 31, 2024, we have funded our operations primarily with proceeds from the sale of our redeemable convertible preferred stock, the initial public offering of our common stock in June 2019, and follow-on public offerings of our common stock in 2020, 2022, 2023, 2024 and January 2025. We have also funded our operations through the sale of common stock under ATM offerings, raising gross proceeds of $127.4 million in 2023, $80.3 million in 2024 and $10.6 million in January of 2025. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock. Other sources of working capital include a $25.0 million equity investment from Pfizer, Inc. in 2022 and $35.0 million in cumulative borrowings from a Term Loan provided by Hercules Capital, Inc., or Hercules.

From our inception through December 31, 2024, these and other funding sources have provided gross proceeds totaling $1,497.3 million. As of December 31, 2024, we had cash, cash equivalents short and long-term marketable securities of $797.8 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Net cash used in operating activities	$(230,107)	$(145,367)	$(92,517)
Net cash used in investing activities	(109,708)	(223,623)	(63,825)
Net cash provided by financing activities	445,846	353,316	255,632
Net increase (decrease) in cash, cash equivalents and restricted cash	$106,031	$(15,674)	$99,290

Cash flows from operating activities

Cash used in operating activities for the year ended December 31, 2024 was $230.1 million, consisting of a net loss of $252.1 million offset by non-cash charges of $19.0 million, including $29.7 million of stock-based compensation expense, offset by a decrease of $13.1 million from net amortization of premiums from investments, and changes in our operating assets and liabilities of $3.0 million. The changes in operating assets and liabilities was primarily related to the timing of payments and prepayments to our CROs and CMOs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the year ended December 31, 2024 was $109.7 million, consisting of $516.0 million from the purchases of short- and long-term marketable securities offset by $407.3 million from the maturities of short-term marketable securities.

Cash used in investing activities for the year ended December 31, 2023 was $223.6 million, consisting of $433.1 million from the purchases of short- and long-term marketable securities offset by $209.5 million from the maturities of short-term marketable securities.

Cash used in investing activities for the year ended December 31, 2022 was $63.8 million, consisting of $101.4 million used in the purchase of short term securities offset by $37.6 million from the maturities of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the year ended December 31, 2024 was $445.8 million, including $344.8 from a follow-on public offering of our common stock, $78.2 million from sales of our common stock under our ATM sales agreement, $10.0 million from a Term Loan provided by Hercules and $13.6 million in proceeds from the exercise of stock options and the issuance of employee stock purchase plan shares.

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

Description of Indebtedness

We have outstanding borrowings of $35.0 million under a loan and security agreement, or Loan Agreement, with Hercules. We may borrow an additional $30.0 million at our sole discretion until June 15, 2025 and an additional $35.0 million at our sole discretion until June 15, 2026. In addition, up to an additional $50.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until January 1, 2026. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of March 1, 2027. Outstanding borrowings bear interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65%. A further description of the Loan Agreement is presented in Note 6 to our consolidated financial statements.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our initial public offering ("IPO"), we have incurred and expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities. The timing and amount of our operating expenditures will depend largely on:

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

Non-cancelable purchase and other arrangements decreased to $25.6 million as of December 31, 2024, compared to $32.1 million as of December 31, 2023. The decrease of $6.5 million was primarily attributable to $6.1 million decrease in the purchase and other obligations that support our clinical trials activities and a $0.3 million decrease in operating lease obligations for the office space in South San Francisco, California.

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

Critical accounting policies and estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("GAAP"). The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses, as well as related disclosures. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report, we believe that the following critical accounting policies and estimates reflect the most significant judgments and estimates used in the preparation of our consolidated financial statements.

Research and development expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued and prepaid research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our research and development expenses, and related prepaids and accruals, as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of these estimates with the service providers and make adjustments, if necessary. Examples of estimated accrued and prepaid research and development expenses include fees paid to:

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

Stock-based compensation

We measure all stock option awards granted to employees and nonemployees based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. We account for forfeitures as they occur. We recognize stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. We estimate the fair value of stock option grants using the Black-Scholes option pricing model. Prior to our initial public offering, the exercise price for all stock options granted was at the estimated fair value of the underlying common stock as determined on the date of grant by our board of directors. Stock-based compensation for restricted stock units is measured based on the market closing price of our common stock on the grant date. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period, generally four years.

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

Stock-based compensation expense was $29.7 million, $21.5 million and $23.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, we had $58.7 million and $18.3 million of unrecognized stock-based compensation costs related to stock options and Restricted Stock Units (RSUs), which we expect to recognize over a weighted-average period of 2.71 years and 3.18 years for stock options and RSUs, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $797.8 million as of December 31, 2024, which consisted primarily of money market funds and U.S. Treasury-backed securities which are investment grade.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical consolidated financial statements for the years ended December 31, 2024, 2023 and 2022.

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

Item 8. Financial Statements and Supplementary Data

AKERO THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Akero Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Akero Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Research and development expenses related to contract research organizations and contract manufacturing organizations — Refer to Note 2 to the financial statements

Critical Audit Matter Description

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

We identified research and development costs related to CROs and CMOs as a critical audit matter because of the judgments necessary for the Company to estimate the extent of service performed and the associated expense incurred. A high degree of auditor judgment and an increased extent of effort was required when auditing the Company’s estimates of the extent of services performed and expenses incurred and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to research and development expenses related to CROs and CMOs included the following, among others:

•
We evaluated the Company’s overall estimation methodology and assumptions as compared to the evidence obtained.
•
We tested the design and operating effectiveness of controls over the estimation of research and development expenses related to CROs and CMOs.
•
We evaluated publicly available information and board of directors’ materials regarding the status of research and development activities.
•
We made selections and tested on a sample basis the research and development expenses related to CROs and CMOs balances by:
o
Obtaining and reading the related contracts to understand key provisions and agreeing them to the Company’s analysis.
o
Obtaining and inspecting third-party documents received from the vendors related to the services provided and comparing them to the Company’s schedule of estimated expenses incurred to date.
o
Obtaining and inspecting confirmations from select vendors confirming the accuracy and completeness of the data and information provided to the Company.
o
Testing the mathematical accuracy of the underlying data used in the estimates of the services provided.
o
Inspecting meeting minutes between the Company’s finance team and clinical and manufacturing operations teams, and corroborating the progress of research and development activities through inquiry with the Company’s clinical operations and manufacturing operations personnel.
•
We examined subsequent invoices received from vendors and cash disbursements made subsequent to the balance sheet date and inquired of clinical and manufacturing operations to corroborate the applicable service period in order to evaluate completeness of the research and development expenses related to CROs and CMOs.

/s/ Deloitte & Touche LLP

Morristown, NJ

February 27, 2025

We have served as the Company's auditor since 2018.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Akero Therapeutics, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$340,238	$234,207
Short-term marketable securities	402,840	315,803
Prepaid expenses and other current assets	27,302	9,952
Total current assets	770,380	559,962
Long-term marketable securities	54,751	19,283
Property and equipment, net	—	18
Right of use asset	755	1,008
Total assets	$825,886	$580,271
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,027	$7,038
Accrued expenses and other current liabilities	30,727	12,090
Total current liabilities	39,754	19,128
Loan payable, noncurrent	35,297	24,964
Warrant liability	194	54
Operating lease liability, noncurrent	529	819
Total liabilities	75,774	44,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 72,383,013 and 55,754,445 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	1,575,313	1,109,126
Accumulated other comprehensive income	948	270
Accumulated deficit	(826,156)	(574,096)
Total stockholders’ equity	750,112	535,306
Total liabilities and stockholders’ equity	$825,886	$580,271

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year ended December 31,
	2024	2023	2022
Operating expenses:
Research and development	$247,497	$141,798	$85,284
General and administrative	37,926	31,072	29,872
Total operating expenses	285,423	172,870	115,156
Loss from operations	(285,423)	(172,870)	(115,156)
Interest expense	(4,668)	(3,099)	(739)
Interest and other income, net	38,031	24,210	3,862
Net loss	(252,060)	(151,759)	(112,033)
Net unrealized gain on marketable securities	678	233	64
Comprehensive loss	$(251,382)	$(151,526)	$(111,969)
Net loss per common share, basic and diluted	$(3.75)	$(2.89)	$(2.87)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	67,136,772	52,568,159	38,984,772

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2021	34,900,727	$4	$479,436	$(27)	$(310,304)	$169,109
Exercise of stock options	559,145	—	5,238	—	—	5,238
Issuance of common stock pursuant to ESPP purchases	33,928	—	280	—	—	280
Issuance of common stock pursuant to equity investment by Pfizer, net of issuance costs	2,525,252	—	24,647	—	—	24,647
Vested warrants issued pursuant to loan agreement	—	—	227	—	—	227
Issuance of common stock upon closing of follow-on public offering, net of issuance costs	8,846,154	1	215,786	—	—	215,787
Stock-based compensation expense	—	—	23,243	—	—	23,243
Net unrealized gain on short-term marketable securities	—	—	—	64	—	64
Net loss	—	—	—	—	(112,033)	(112,033)
Balances at December 31, 2022	46,865,206	$5	$748,857	$37	$(422,337)	$326,562
Exercise of stock options	593,959	—	3,267	—	—	3,267
Common stock issued for vested restricted stock units	38,641	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	12,087	—	396	—	—	396
Vested warrants issued pursuant to loan agreement	—	—	330	—	—	330
Issuance of common stock pursuant to At-The-Market ("ATM") offering, net of issuance costs	3,006,052	—	123,824	—	—	123,824
Issuance of common stock pursuant to a direct offering, net of issuance costs	5,238,500	1	210,955	—	—	210,956
Stock-based compensation expense	—	—	21,497	—	—	21,497
Net unrealized gain on marketable securities	—	—	—	233	—	233
Net loss	—	—	—	—	(151,759)	(151,759)
Balances at December 31, 2023	55,754,445	$6	$1,109,126	$270	$(574,096)	$535,306
Exercise of stock options	1,072,005	—	13,145	—	—	13,145
Common stock issued for vested restricted stock units	133,291	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	23,365	—	464	—	—	464
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Issuance of common stock pursuant to ATM offering, net of issuance costs	2,749,907	—	78,012	—	—	78,012
Stock-based compensation expense	—	—	29,698	—	—	29,698
Net unrealized gain on marketable securities	—	—	—	678	—	678
Net loss	—	—	—	—	(252,060)	(252,060)
Balances at December 31, 2024	72,383,013	$7	$1,575,313	$948	$(826,156)	$750,112

The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(252,060)	$(151,759)	$(112,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	29,698	21,497	23,243
Depreciation	18	29	43
Non-cash lease expense	253	234	217
Net amortization of premiums and discounts on marketable securities	(13,118)	(9,554)	(12)
Amortization of debt issuance costs and discount	607	448	204
Fair value change in warrant liability	517	79	264
Write-off of deferred offering costs	—	337	—
Unrealized foreign exchange gain and loss	(19)	(8)	16
Acquired in-process research and development expense	999	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17,350)	(6,740)	2,112
Accounts payable	2,008	(645)	968
Accrued expenses and other current liabilities	18,599	946	(7,333)
Operating lease liability	(259)	(231)	(206)
Net cash used in operating activities	(230,107)	(145,367)	(92,517)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(516,044)	(433,123)	(101,446)
Proceeds from maturities of short-term marketable securities	407,335	209,500	37,621
Purchase of in-process research and development	(999)	—	—
Net cash used in investing activities	(109,708)	(223,623)	(63,825)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	13,145	3,267	5,016
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	464	396	280
Proceeds from the issuance of common stock in a follow-on public offering	344,839	—	216,200
Proceeds from the issuance of common stock pursuant to the ATM offering	78,242	124,212	—
Proceeds from the issuance of common stock pursuant to registered direct offering	—	211,217	—
Proceeds from the issuance of common stock pursuant to private offering	—	—	25,000
Proceeds from loan payable	10,000	15,000	10,000
Payment of debt and equity issuance costs	(844)	(776)	(864)
Net cash provided by financing activities	445,846	353,316	255,632
Net increase (decrease) in cash, cash equivalents and restricted cash	106,031	(15,674)	99,290
Cash, cash equivalents and restricted cash at the beginning of the period	234,207	249,881	150,591
Cash, cash equivalents and restricted cash at the end of the period	$340,238	$234,207	$249,881

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,982	$2,483	$441

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain on marketable securities	$678	$233	$64
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$431	$330	$—
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$7	$—	$285
Deferred offering costs reclassified to additional paid-in equity	$—	$364	$150
The accompanying notes are an integral part of these consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation, (“Akero” or the “Company”), is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company's lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has initiated a Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World) designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis (F4) due to MASH. The SYNCHRONY program builds on two biopsy-based Phase 2b trials in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on statistically significant fibrosis regression and MASH resolution among patients with either biopsy-confirmed pre-cirrhotic MASH (F2-F3) or compensated cirrhosis (F4) due to MASH, the Company believes EFX has the potential, if approved, to be an important medicine for treating MASH.

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

Since its inception, the Company has raised $1,497,264 in capital funds, including $105,800 in proceeds from its initial public offering (“IPO”) in June 2019, $1,265,964 in proceeds from the sales of common stock in equity offerings between 2020 and 2024, which includes a $25,000 equity investment from Pfizer, Inc. in 2022, $90,500 in proceeds from the sale of redeemable convertible preferred stock and $35,000 in venture debt borrowings. The Company has incurred recurring losses since its inception, including net losses of $252,060, $151,759 and $112,033 for the years ended December 31, 2024, 2023 and 2022, respectively. In addition, as of December 31, 2024, the Company had an accumulated deficit of $826,156. The Company expects to continue to generate operating losses for the foreseeable future. As of the issuance date of these consolidated financial statements, the Company expects that its existing cash, cash equivalents, short-term and long-term marketable securities of $797,829 as of December 31, 2024, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these consolidated financial statements. The Company expects that it will require additional funding to complete the clinical

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

Use of estimates

The preparation of the Company's consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the recognition of research and development expenses, stock-based compensation expense, warrant liabilities and the valuation allowance for deferred tax assets. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates when there are changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

Short and long-term marketable securities

The Company invests in short-term and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short-term and long-term marketable securities as available-for-sale securities and reports them at fair value in short and long-term marketable securities on the consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the consolidated

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the consolidated statements of operations. There were no credit losses recorded during the years ended December 31, 2024, 2023 and 2022.

Restricted cash

As of December 31, 2022, the Company was required to maintain a separate cash balance of $108 for the benefit of the landlord in connection with the Company’s Gateway office space lease in South San Francisco, California (the “Gateway Lease”), which is classified within other assets (non-current) on the consolidated balance sheets (see Note 12). The Company was not required to maintain a separate cash balance for the benefit of the landlord as of December 31, 2024 and 2023.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 2024, all of the Company's cash, cash equivalents, short and long-term investments were held at three accredited financial institutions.

Leases

The Company determines whether an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether the Company has the right to control the identified asset. Right-of-use (“ROU”), assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and are further adjusted by any lease payments made prior to or on lease commencement, lease incentives received and initial direct costs incurred, as applicable. The Company has elected to not recognize leases with a lease term of one year or less on its balance sheet. Operating lease costs included in the measurement of the lease are recognized on a straight-line basis over the lease term. Variable lease costs are expensed as incurred as an operating expense.

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

Stock-based compensation

The Company makes stock-based awards from its stock compensation plans (see Note 8). The Company measures all stock option awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company measures for restricted stock units awards based on the market closing price of the Company's common stock on the grant date. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, generally four years.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB, issued Accounting Standards Update (“ASU”) ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements. The amendment introduced new requirements to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”) and extend certain annual disclosures to interim periods. Entities with a single reportable segment must apply ASC 280 in its entirety, are permitted to report more than one measure of segment profit or loss under certain conditions and are required to disclose the title and position of the CODM. ASU No. 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 effective January 1, 2024. The adoption of this guidance did not have a significant impact on the Company's related disclosures (see Note 13).

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU 2023-09 is intended to benefit investors by improving the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Comprehensive Income - Expense Disaggregation Disclosures, which will improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative, and research and development. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

The following is a summary of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$314,092	$314,092	$—	$—
U.S. Treasury securities	248,885	248,885	—	—
U.S. Government agency securities	60,691	—	60,691	—
Commercial paper	34,544	—	34,544	—
Corporate debt securities	113,471	—	113,471	—
Total assets	$771,683	$562,977	$208,706	$—

Warrant liabilities	$194	$—	$—	$194
Total liabilities	$194	$—	$—	$194

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Money market funds	$206,879	$206,879	$—	$—
U.S. Treasury securities	117,307	117,307	—	—
U.S. Government agency securities	133,297	—	133,297	—
Commercial paper	68,708	—	68,708	—
Corporate debt securities	15,774	—	15,774	—
Total assets	$541,965	$324,186	$217,779	$—

Warrant liabilities	$54	$—	$—	$54
Total liabilities	$54	$—	$—	$54

Level 2 assets were valued by the Company using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the years ended December 31, 2024 and 2023, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of December 31, 2024, the carrying value of the Loan Payable, approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of December 31, 2024 and 2023:

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$314,092	$—	$—	$—	$314,092
U.S. Treasury securities	248,202	738	(55)	—	248,885
U.S. Government agency securities	60,596	95	—	—	60,691
Commercial paper	34,500	45	(1)	—	34,544
Corporate debt securities	113,346	141	(16)	—	113,471
	$770,736	$1,019	$(72)	$—	$771,683

Cash equivalents					$314,092
Short-term marketable securities					402,840
Long-term marketable securities					54,751
					$771,683

	December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$206,879	$—	$—	$—	$206,879
U.S. Treasury securities	117,058	255	(6)	—	117,307
U.S. Government agency securities	133,279	78	(60)	—	133,297
Commercial paper	68,707	10	(9)	—	68,708
Corporate debt securities	15,773	1	—	—	15,774
	$541,696	$344	$(75)	$—	$541,965

Cash equivalents					$206,879
Short-term marketable securities					315,803
Long-term marketable securities					19,283
					$541,965

The following table presents the contractual maturities of the Company's short-term and long-term marketable securities as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Due within one year	$402,840	$315,803
Due after one year through two years	54,751	19,283
Total	$457,591	$335,086

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accrued external research and development expenses	$28,925	$10,041
Accrued employee compensation and benefits	1,171	1,296
Accrued legal and professional fees	—	231
Short-term lease liability and other	631	522
	$30,727	$12,090

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

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in the future in relation to the outstanding principal balance of the Term Loan. The Loan Agreement is secured by most of the Company's assets, including its bank and investment accounts. The Loan Agreement provides for a prepayment charge equal to 1% of the outstanding principal balance of the Term Loan. In addition, the Loan Agreement provides for an End of Term Charge equal to the greater of 5.85% of the outstanding principal balance, or $2,048, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The Company was in compliance with all covenants of the Loan Agreement as of December 31, 2024.

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

As of December 31, 2024, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31, 2024	December 31, 2023
2024	$—	$—
2025	—	7,343
2026	27,777	16,118
2027	7,223	1,539
Total principal outstanding	35,000	25,000
End of term charge	2,048	1,463
Total principal outstanding and end of term charge	37,048	26,463
Unamortized discount and issuance costs	(1,751)	(1,499)
Loan Payable	$35,297	$24,964

Loan Payable - current	$—	$—
Loan Payable - noncurrent	35,297	24,964
Loan Payable	$35,297	$24,964

The Company estimated the fair value of the warrant liability as of December 31, 2024 and 2023 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Year Ended December 31,
	2024	2023
Expected term (in years)	4.5	5.5
Expected volatility	85.16%	83.22%
Risk-free interest rate	4.38%	3.84%
Expected dividend yield	0.00%	0.00%

7. Stockholder’s equity (deficit)

Common stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through December 31, 2024, no cash dividends had been declared or paid.

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

In November and December 2024, the Company sold 2,249,907 shares of common stock under the Amended Sales Agreement, at an average price of $30.83 per share, and received gross proceeds of $69,373 before deducting sales agent commissions and issuance costs of approximately $1,734. The Company sold an additional 380,488 shares for gross proceeds of $10,627 in January 2025 (see Note 14).

As of December 31, 2024 and 2023, there were 72,383,013 and 55,754,445 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	December 31, 2024	December 31, 2023
Options outstanding under the 2018 Stock Option and Grant Plan	577,089	1,114,189
Options outstanding under the 2019 Stock Option and Incentive Plan	6,983,360	5,785,788
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	715,306	371,952
Warrants to purchase common stock associated with Loan Agreement	64,257	45,898
Options available for future grant	1,938,688	1,917,356
Warrants available for future grant	211,137	137,700
Common stock available for ATM program	9,473,074	2,708,234
2019 Employee Stock Purchase Plan	1,973,662	1,586,224
	21,936,573	13,667,341

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of December 31, 2024.

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

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023	2022
Expected term (in years)	5.96	5.95	5.30
Expected volatility	86.92%	81.89%	74.59%
Weighted average risk-free interest rate	4.29%	4.19%	2.71%
Expected dividend yield	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price per	Contractual	Value
	of Options	Share	Term (years)	(000's)
Balance outstanding, December 31, 2023	6,899,977	$22.35	7.67	$35,133
Options granted	1,804,175	$25.45
Options exercised	(1,072,005)	$12.26
Options cancelled	(71,698)	$36.65
Balance outstanding, December 31, 2024	7,560,449	$24.38	7.53	$46,487
Vested and expected to vest, December 31, 2024	7,560,449	$24.38	7.53	$46,487
Exercisable, December 31, 2024	4,258,111	$22.95	6.40	$31,886

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $18.99, $28.29 and $28.76, respectively.

Awards with performance-based vesting conditions granted under the 2019 Plan

In December 2021, the Company granted 610,546 stock options to management at an exercise price of $21.10, which vest upon the achievement on or before December 31, 2022 of three pre-determined milestones regarding progress related to the HARMONY study, progress related to the SYMMETRY study, and progress related to availability of drug product for use in Phase 3 clinical trials. One-third of the options vest upon achievement of each of the milestones. In January 2022, the Company granted an additional 248,376 stock options to Company employees with the same performance-based milestones and vesting terms at an exercise price of $21.70. In September 2022, two of the three performance-based awards milestones were achieved and were deemed vested. In December 2022, the third portion of the performance-based awards milestones was achieved and was deemed vested. During the year ended December 31, 2022, the Company recognized $10,487 of related stock compensation expense, based upon management's estimates of the probabilities of the milestones being achieved and the fully vesting of the performance awards. During the year ended December 31, 2024 and 2023, the Company did not have any outstanding performance awards or recognize any performance-based stock compensation expense.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

The following table summarizes the Company’s RSUs activity since December 31, 2023:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Underlying	Fair Value per	Contractual	Value
	Shares	Share	Term (years)	(000's)
Balance outstanding, December 31, 2023	371,952	$28.53	1.98	$8,685
Granted	494,388	$26.18
Vested	(133,291)	$28.49
Cancelled or forfeited	(17,743)	$23.48
Balance outstanding, December 31, 2024	715,306	$27.04	1.74	$19,900

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $26.18, $24.03 and $42.95, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Classified within research and development expense	$11,294	$7,579	$8,096
Classified within general and administrative expense	18,404	13,918	15,147
Total stock-based compensation expense	$29,698	$21,497	$23,243

As of December 31, 2024, total unrecognized compensation cost related to unvested stock options and RSUs was $58,680 and $18,290, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.71 years and 3.18 years, respectively.

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

During the year ended December 31, 2023, the Company recorded $7,500 in research and development expense under the Amgen license in connection with dosing the first patient in the Phase 3 SYNCHRONY program. There was no expense recorded during the years ended December 31, 2024 and 2022.

10. Income taxes

During the years ended December 31, 2024, 2023 and 2022, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

A summary of the Company’s current and deferred tax provision is as follows:

	Year Ended December 31,
	2024	2023	2022
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Total current income tax provision	—	—	—
Deferred income tax benefit:
Federal	61,090	40,292	27,269
State	3,600	28,079	14,568
Total deferred income tax benefit	64,690	68,371	41,837
Change in deferred tax asset valuation allowance	(64,690)	(68,371)	(41,837)
Total provision for income taxes	$—	$—	$—

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.5	18.5	13.0
Research and development tax credits	3.8	2.4	2.4
Other permanent differences	-	2.6	0.8
Change in deferred tax asset valuation allowance	(26.2)	(44.5)	(37.2)
Effect of Section 382 limitation	-	-	-
Effective income tax rate	-%	-%	-%

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$115,713	$88,219
Research and development tax credit carry forwards	23,275	12,846
License fees	4,842	5,545
Stock based compensation	17,012	14,286
Capitalized research and experimentation costs	87,687	58,610
Accruals, reserves and other	416	242
	248,945	179,748
Valuation allowance	(241,751)	(177,061)
Net deferred tax assets	$7,194	2,687

Deferred tax liabilities:
Prepaid expenses	(7,194)	(2,687)
Net deferred tax liabilities	$(7,194)	(2,687)

As of December 31, 2024, the Company had U.S. federal and state net operating loss carryforwards of $332,960 and $660,787, respectively, which may be available to offset future taxable income and begin to expire in 2037. The federal net operating loss carryforwards include $330,517, which may be carried forward indefinitely. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $26,442 and $3,448, respectively, which may be available to offset future tax liabilities and begin to expire in 2033. During the year ended December 31, 2024, gross deferred tax assets, before valuation allowance, increased by $64,690, due to the operating loss incurred by the Company during that period.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three‑year period. The annual limitation is determined by multiplying the value of the Company's stock at the time of such ownership change by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization. As of December 31, 2024, the Company determined that ownership changes occurred on March 24, 2017, June 7, 2018, July 8, 2020 and May 31, 2024. As a result of the ownership changes,

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

approximately $2,118, $3,110, and $3,598 of the NOLs will expire unutilized for federal, California and Massachusetts purposes, respectively. The ability of the Company to use its remaining NOL carryforwards may be further limited if the Company experiences a Code Section 382 ownership change as a result of future changes in its stock ownership.

The Company’s research and development credits are subject to Code Section 383 and are limited due to the ownership changes that the Company has experienced. As of December 31, 2024, the Company has derecognized approximately $1,915 and $43 of gross federal and state research and development credits, respectively. The Company has not derecognized any of the California research and development credit-related deferred tax assets because the credits do not expire.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets at each reporting period. In doing so, the Company has considered its history of cumulative net losses incurred and its lack of commercialization of any products or generation of any revenue from product sales and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been recorded against the net deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024 and 2023 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards and were as follows:

	2024	2023
Valuation allowance as of January 1,	$(177,061)	$(108,690)
Decreases recorded as a benefit to income tax provision	(64,690)	(68,371)
Valuation allowance as of December 31,	$(241,751)	$(177,061)

As of December 31, 2024, the Company had gross unrecognized tax benefits of $5,891, none of which if recognized, would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024, the Company had not accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s consolidated statements of operations and comprehensive loss. For the year ended December 31, 2024, the Company will file income tax returns in the U.S., California, Colorado, Connecticut, Colorado, Florida, Illinois, Kentucky, Kansas, Maryland, Massachusetts, Missouri, New York, New Jersey, North Carolina, Pennsylvania, Texas, Utah, and Virginia, as prescribed by the tax laws of the jurisdictions in which it operates. The Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company is open to future tax examination under statute from 2019 to the present.

A reconciliation of the beginning and ending unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows:

Balance at December 31, 2021	$1,313
Increases related to prior year tax positions	51
Increases related to current year tax positions	746
Balance at December 31, 2022	2,110
Increases related to prior year tax positions	223
Increases related to current year tax positions	1,061
Balance at December 31, 2023	3,394
Decreases related to prior year tax positions	(51)
Increases related to current year tax positions	2,548
Balance at December 31, 2024	$5,891

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to IRC Section 174. The Company is projected to remain in a taxable loss position even after the capitalization of R&D expenditures, and thus the new requirement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows in 2024.

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

Accordingly, the Company is estimating 2024, 2023 and 2022 capitalization of U.S R&D expenditures net of 2024 and 2023 amortization of approximately $162,647, $65,437 and $57,658 (an addback to estimated 2023 and 2022 US taxable income), respectively. Additionally, the requirement to capitalize and amortize foreign R&D expenses over 15 years resulted in 2024, 2023 and 2022 capitalization of R&D expenditures (net of amortization) of $76,595, $65,899 and $14,728, respectively.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss	$(252,060)	$(151,759)	$(112,033)
Denominator:
Weighted average common shares outstanding, basic and diluted	67,136,772	52,568,159	38,984,772
Net loss per share, basic and diluted	$(3.75)	$(2.89)	$(2.87)

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

	Year Ended December 31,
	2024	2023	2022
Options to purchase common stock	7,560,449	6,899,977	5,780,004
Unvested restricted stock units	715,306	371,952	129,131
Warrants to purchase common stock	64,257	45,898	36,718
Warrants available for future grant	211,137	137,700	146,880
	8,551,149	7,455,527	6,092,733

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

As of December 31, 2024, maturities of the Company’s operating lease liability was as follows:

2025	$341
2026	351
2027	208
Total future minimum lease payments	900
Less imputed interest	(80)
Present value of operating lease liabilities	$820

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of December 31, 2024, the total lease liability was $820, of which $529 was noncurrent and $291 was short-term and classified within “Accrued expenses and other current liabilities” on the consolidated balance sheet.

For the years ended December 31, 2024, 2023 and 2022, the components of operating lease cost were as follows:

		Year Ended December 31,
		2024	2023	2022
Lease cost:	Statement of Operations Classification:
Operating lease cost	General and administrative expense	$324	$324	$324
Short-term lease cost	General and administrative expense	163	161	58
Variable operating lease cost	General and administrative expense	55	37	58
Total operating lease cost		$542	$522	$440

Other information:
Cash paid for amounts included in the measurement of operating lease liability		$331	$321	$312
Weighted average remaining lease term (years)		2.6	3.6	4.6
Weighted average discount rate		7.6%	7.6%	7.6%

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of December 31, 2024, the Company had non-cancelable purchase and other commitments under these agreements totaling $24,746.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024.

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

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss is currently scheduled for March 11, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

13. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and provided to the chief operating decision maker (“CODM”). The Company has one operating and reporting segment, the development of EFX for the treatment of MASH. The Company’s CODM is its Chief Executive Officer. The measure of segment profit and loss is reported on the Consolidated Statements of Operations and Comprehensive Loss as net loss. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

The Company has not generated any product revenue to date. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances EFX through clinical development and, ultimately, seek regulatory approval.

The following table provides information related to the EFX operating segment based upon the Company's net loss for the three years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Operating expenses:
Direct third-party EFX expenses (1)	$219,301	$120,072	$66,174
Indirect third-party EFX expenses (2)	12,981	14,059	10,610
Personnel and related expenses	23,443	17,242	15,129
Stock-based compensation	29,698	21,497	23,243
Non-operating income and expense:
Interest expense	4,668	3,099	739
Interest and other income, net	(38,031)	(24,210)	(3,862)
Net loss	$252,060	$151,759	$112,033

Reconciliation of net loss
Adjustments and reconciling items	—	—	—
Net loss	$252,060	$151,759	$112,033

(1) Includes clinical research, contract manufacturing, technical consulting, product licensing and other expenses that are directly related to the development of EFX

(2) Includes professional services, insurance and other expenses, both R&D and G&A, that indirectly support the development of EFX.

14. Subsequent events

The Company evaluated subsequent events through the issuance date of these financial statements.

In January 2025, the Company sold 380,488 shares of common stock under its ATM facility for gross proceeds of $10,627.

Akero Therapeutics, Inc.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On January 28, 2025, the Company sold 6,427,170 shares of the its common stock at a public offering price of $48.00 per share, and in lieu of common stock to certain investors, pre-funded warrants to purchase 1,958,247 shares of common stock at a public offering price of $47.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The Company received net proceeds of $378,350, after deducting underwriters commission.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of December 31, 2024 on Form 10-K. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management and our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 Framework). Based on the results of our evaluation under that framework, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s financial statements included in this report on this 2024 Form 10-K and issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To the stockholders and the Board of Directors of Akero Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Akero Therapeutics, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Morristown, NJ

February 27, 2025

Item 9B. Other Information.

There were no new contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

The Company’s Board of Directors has adopted an Insider Trading Policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers, and employees and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information called for by this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

Item 16. Form 10-K Summary

Not applicable.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1/A (File No. 333-231747) filed on June 10, 2019)

4.2*	Description of Securities

4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K (File No.001-398444) filed on January 30, 2025)

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
10.9**

Exclusive License Agreement, by and between the Registrant and Amgen Inc., dated June 7, 2018 (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-231747) filed on May 24, 2019)

10.10#

Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38944) filed on August 9, 2024).

10.11

Office Lease between Gateway Center LP and the Registrant, dated as of February 14, 2020 (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on March 16, 2020)

10.12

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

10.15

Second Amendment to the Loan and Security Agreement dated February 28, 2024 by and between the Registrant and Hercules Capital, Inc. (Incorporated by reference on Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-38944 filed on May 10, 2024).

10.16

Warrant Agreement, dated March 12, 2024 by and between the Registrant and Hercules Private Credit Fund 1 L.P. (Incorporated by reference on Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q (File No. 001-38944 filed on May 10, 2024).

19.1*	Insider Trading Policy

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant's Annual Report on Form 10-K (File No. 001-38944) filed on February 25, 2022)

23.1*	Consent of Deloitte & Touche LLP, independent registered public accounting firm

24.1*	Power of Attorney (included on the signatures pages hereto)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1#	Compensation Recovery Policy effective September 13, 2023 (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K (File No. 001-38944) filed on February 29, 2024)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

Exhibit
Number	Exhibit Description

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AKERO THERAPEUTICS, INC.

Date: February 28, 2025	By:	/s/ ANDREW CHENG
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated below and on the dates indicated:

Signature	Title	Date

/s/ ANDREW CHENG	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2025
Andrew Cheng, M.D., Ph.D.

/s/ WILLIAM WHITE	Executive Vice President, Chief Financial Officer and Head of Corporate Development (Principal Financial and Accounting Officer)	February 28, 2025
William White

/s/ JUDY CHOU	Director	February 28, 2025
Judy Chou, Ph.D.

/s/ SETH L. HARRISON	Director	February 28, 2025
Seth L. Harrison, M.D.

/s/ JANE P. HENDERSON	Director	February 28, 2025
Jane P. Henderson

/s/ TOM HEYMAN	Director	February 28, 2025
Tom Heyman

/s/ MARK IWICKI	Director	February 28, 2025
Mark Iwicki

/s/ GRAHAM WALMSLEY	Director	February 28, 2025
Graham Walmsley, M.D., Ph.D

/s/YUAN XU	Director	February 28, 2025
Yuan Xu, Ph.D