Form 10-Q
period 2025-03-31
Akero Therapeutics, Inc.
filed 2025-05-12
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 79,717,570 shares of common stock, $0.0001 par value per share, outstanding.

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
•
our ability to successfully enroll, conduct and complete the three parallel, randomized, placebo-controlled, global clinical trials of our Phase 3 SYNCHRONY program, including our ability to reach agreement with the FDA and other regulatory authorities on clinical trial designs
•
the impact of geopolitical tensions, such as the increasing conflict in the Middle East, including between India and Pakistan, on clinical trial sites, such as those in India, Israel and Turkey where clinical sites have been activated to participate in our Phase 3 SYNCHRONY program;
•
our ability to maintain our expected timeline for reporting primary endpoint results of the Phase 3 program called SYNCHRONY, which is comprised of three ongoing clinical trials (Outcomes, Histology, and Real-World);
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
•
our ability to obtain and, if obtained, maintain regulatory approval of EFX or any future product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;
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
•
the impact of unstable global economic and geopolitical conditions, including trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and inflation rates on our business, financial condition and results of operation;
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

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “Akero,” the “Company,” “we,” “us,” and “our” refer to Akero Therapeutics, Inc. and its subsidiary.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$185,922	$340,238
Short-term marketable securities	500,371	402,840
Prepaid expenses and other current assets	26,858	27,302
Total current assets	713,151	770,380
Long-term marketable securities	442,003	54,751
Right of use asset	689	755
Total assets	$1,155,843	$825,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,831	$9,027
Accrued expenses and other current liabilities	24,944	30,727
Loan payable, current	6,664	—
Total current liabilities	42,439	39,754
Loan payable, noncurrent	28,811	35,297
Warrant liability	296	194
Operating lease liability, noncurrent	451	529
Total liabilities	71,997	75,774
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 79,669,920 and 72,383,013 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	1,979,634	1,575,313
Accumulated other comprehensive income	1,085	948
Accumulated deficit	(896,881)	(826,156)
Total stockholders’ equity	1,083,846	750,112
Total liabilities and stockholders’ equity	$1,155,843	$825,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$69,567	$50,650
General and administrative	11,315	9,304
Total operating expenses	80,882	59,954
Loss from operations	(80,882)	(59,954)
Interest expense	(1,154)	(991)
Interest and other income, net	11,311	7,601
Net loss	(70,725)	(53,344)
Net unrealized gain (loss) on marketable securities	137	(349)
Comprehensive loss	$(70,588)	$(53,693)
Net loss per common share, basic and diluted	$(0.90)	$(0.90)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	78,656,629	59,307,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	55,754,445	$6	$1,109,126	$270	$(574,096)	$535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to At-The-Market (“ATM”) offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	$7	$1,473,765	$(79)	$(627,440)	$846,253

Balances at December 31, 2024	72,383,013	$7	$1,575,313	$948	$(826,156)	$750,112
Exercise of stock options	438,460	—	7,396	—	—	7,396
Common stock issued for vested restricted stock units	40,789	—	—	—	—	—
Issuance of common stock and accompanying pre-funded warrants in a follow-on offering, net of issuance costs	6,427,170	1	377,780	—	—	377,781
Issuance of common stock pursuant to ATM offering, net of issuance costs	380,488	—	10,361	—	—	10,361
Stock-based compensation expense	—	—	8,784	—	—	8,784
Net unrealized gain on marketable securities	—	—	—	137	—	137
Net loss	—	—	—	—	(70,725)	(70,725)
Balances at March 31, 2025	79,669,920	$8	$1,979,634	$1,085	$(896,881)	$1,083,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,725)	$(53,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,784	7,398
Depreciation	—	1
Non-cash lease expense	66	62
Net amortization of premiums and discounts on marketable securities	(2,463)	(2,922)
Amortization of debt issuance costs and discount	178	112
Fair value change in warrant liability	102	500
Unrealized foreign exchange gain and loss	—	(22)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	444	2,337
Accounts payable	1,811	6,456
Accrued expenses and other current liabilities	(5,791)	4,344
Operating lease liability	(70)	(62)
Net cash used in operating activities	(67,664)	(35,140)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(583,301)	(38,976)
Proceeds from maturities of short-term marketable securities	101,118	96,825
Net (cash used in) provided by investing activities	(482,183)	57,849
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	7,396	1,769
Proceeds from the issuance of common stock and pre-funded warrants in a follow-on public offering	378,350	—
Proceeds from the issuance of common stock in a follow-on public offering	—	344,839
Proceeds from the issuance of common stock pursuant to the ATM offering	10,361	10,604
Proceeds from loan payable	—	10,000
Payment of debt and equity issuance costs	(576)	(274)
Net cash provided by financing activities	395,531	366,938
Net (decrease) increase in cash and cash equivalents	(154,316)	389,647
Cash and cash equivalents at the beginning of the period	340,238	234,207
Cash and cash equivalents at the end of the period	$185,922	$623,854

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$980	$768

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$137	$(349)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$—	$431
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$480

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

1. Nature of the business and basis of presentation

Akero Therapeutics, Inc., together with its wholly owned subsidiary Akero Securities Corporation (“Akero” or the “Company”), is a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. The Company’s lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. The Company has an ongoing, global Phase 3 program called SYNCHRONY, which is comprised of three clinical trials (Outcomes, Histology, and Real-World) with an expected total enrollment of about 3,500 patients, which is designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis (F4) due to MASH. The SYNCHRONY program builds on two biopsy-based Phase 2b trials in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on statistically significant fibrosis regression and MASH resolution among patients with either biopsy-confirmed pre-cirrhotic MASH (F2-F3) or compensated cirrhosis (F4) due to MASH, the Company believes EFX has the potential, if approved, to be an important medicine for treating MASH.

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

Since its initial public offering (“IPO”) in June 2019, the Company has raised capital primarily through the sale of its common stock in follow-on public offerings, registered direct offerings and At-the-Market (“ATM”) offerings. The Company has incurred recurring losses since its inception, including net losses of $70,725 and $53,344 for the three months ended March 31, 2025 and 2024, respectively, and net losses of $252,060 and $151,759 for the years ended December 31, 2024 and 2023, respectively. In addition, as of March 31, 2025, the Company had an accumulated deficit of $896,881. The Company expects to continue to generate operating losses for the foreseeable future. As of May 12, 2025, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash,

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

cash equivalents, short-term and long-term marketable securities of $1,128,296 as of March 31, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

If the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

2. Summary of significant accounting policies

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2025 and 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statement of stockholders’ equity (deficit) as of March 31, 2025 and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Short and long-term marketable securities

The Company invests in short-term and long-term marketable securities, primarily money market funds, commercial paper, U.S. treasury securities and corporate debt securities. The Company continually evaluates the credit ratings of its investment portfolio and underlying securities. The Company invests in accordance with its investment policy and invests at the date of purchase in securities with high ratings from top rating agencies. The Company classifies its short and long-term marketable securities as available-for-sale securities and reports them at fair value in short-term and long-term marketable securities on the condensed consolidated balance sheets with related unrealized gains and losses included within accumulated other comprehensive gain (loss) on the condensed consolidated balance sheets. The amortized cost of marketable securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income on the condensed consolidated statements of operations and comprehensive loss. When the fair value is below the amortized cost of a marketable security, the Company reviews and determines whether the impairment is due to credit-related factors or noncredit-related factors. The credit-related impairment amount is recognized in other income on the condensed consolidated statements of operations and comprehensive loss, with a corresponding allowance for credit losses account in the condensed consolidated balance sheet. Subsequent improvements in expected credit losses are recognized as a reversal of an amount in the allowance account. If the Company has the intent to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, then the allowance for the credit loss is written-off and the excess of the amortized cost basis of the asset over its fair value is recorded in the condensed consolidated statements of operations. There were no credit losses recorded during the periods ended March 31, 2025 and 2024.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At March 31, 2025, all of the Company’s cash, cash equivalents, short-term and long-term investments were held at three accredited financial institutions.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The Company determines the lease classification and the present value of future lease payments at the time of the lease commencement using an incremental borrowing rate that it estimates based upon the Company’s credit risk and term of the lease. The interest rate implicit in lease contracts has not historically been readily determinable and the Company must therefore use the appropriate incremental borrowing rate to measure its lease liability. To estimate the incremental borrowing rate, a credit rating applicable to the Company is estimated using a synthetic credit rating analysis since the Company does not currently have a rating agency-based credit rating.

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

Accrued and prepaid research and development expenses

The Company has entered into various research and development and other agreements with commercial firms, researchers and others for provisions of goods and services. These agreements are generally cancelable, and the related costs are recorded as research and development expenses as incurred. The Company makes estimates of accrued and prepaid research and development expenses as of each balance sheet date based on facts and circumstances known at that time. When evaluating the adequacy of the accrued liabilities and the appropriateness of the prepaid expenses, the Company analyzes progress of the studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ materially from the Company’s estimates.

Stock-based compensation

The Company makes stock-based awards from its stock compensation plans (see Note 8). The Company measures all stock option awards granted to employees and nonemployees based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award, on a straight-line basis. The Company accounts for forfeitures as they occur. The Company recognizes stock-based compensation expense for awards that contain performance-based conditions using the accelerated attribution method when management determines it is probable that the performance condition will be satisfied. The Company measures all restricted stock unit awards based on the market closing price of the Company’s common stock on the grant date. Stock-based compensation expense for these awards is recognized on a straight-line basis over the requisite service period, generally four years.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected stock price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and the Company’s expected dividend yield. The Company currently estimates its share price volatility using a combined weighting of the historical volatility of publicly traded peer companies and the volatility of its traded share price and expects to continue to do so until mid-2025. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and the expectation that it will not pay any cash dividends in the foreseeable future.

Compensation expense for purchases under the Employee Stock Purchase Plan is recognized based on the fair value of the common stock estimated based on the closing price of our common stock as reported on the date of offering, less the purchase discount percentage provided for in the plan.

The Company classifies stock-based compensation expense in its condensed consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU No. 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU No. 2023-09 is intended to benefit investors by improving the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company adopted the ASU No. 2023-09 effective January 1, 2025. The

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024 and January 2025, the FASB issued ASU No. 2024-03 and ASU No. 2025-01, Comprehensive Income - Expense Disaggregation Disclosures, which will improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative, and research and development. The amendments are effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future condensed consolidated financial statements.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following is a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$184,987	$184,987	$—	$—
U.S. Treasury securities	626,181	626,181	—	—
U.S. Government agency securities	29,851	—	29,851	—
Commercial paper	49,296	—	49,296	—
Corporate debt securities	237,046	—	237,046	—
Total assets	$1,127,361	$811,168	$316,193	$—

Warrant liabilities	$296	$—	$—	$296
Total liabilities	$296	$—	$—	$296

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$314,092	$314,092	$—	$—
U.S. Treasury securities	248,885	248,885	—	—
U.S. Government agency securities	60,691	—	60,691	—
Commercial paper	34,544	—	34,544	—
Corporate debt securities	113,471	—	113,471	—
Total assets	$771,683	$562,977	$208,706	$—

Warrant liabilities	$194	$—	$—	$194
Total liabilities	$194	$—	$—	$194

Level 2 assets were valued by the Company using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the three months ended March 31, 2025 and the twelve months ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of March 31, 2025, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$184,987	$—	$—	$—	$184,987
U.S. Treasury securities	625,293	891	(2)	—	626,182
U.S. Government agency securities	29,808	43	—	—	29,851
Commercial paper	49,294	7	(5)	—	49,296
Corporate debt securities	236,894	160	(9)	—	237,045
	$1,126,276	$1,101	$(16)	$—	$1,127,361

Cash equivalents					$184,987
Short-term marketable securities					500,371
Long-term marketable securities					442,003
					$1,127,361

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$314,092	$—	$—	$—	$314,092
U.S. Treasury securities	248,202	738	(55)	—	248,885
U.S. Government agency securities	60,596	95	—	—	60,691
Commercial paper	34,500	45	(1)	—	34,544
Corporate debt securities	113,346	141	(16)	—	113,471
	$770,736	$1,019	$(72)	$—	$771,683

Cash equivalents					$314,092
Short-term marketable securities					402,840
Long-term marketable securities					54,751
					$771,683

The following table presents the contractual maturities of the Company’s short-term and long-term marketable securities as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Due within one year	$500,371	$402,840
Due after one year through two years	442,003	54,751
Total	$942,374	$457,591

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued external research and development expenses	$21,527	$28,925
Accrued employee compensation and benefits	2,772	1,171
Short-term lease liability and other	645	631
	$24,944	$30,727

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

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in the future in relation to the outstanding principal balance of the Term Loan. The Loan Agreement is secured by most of the Company’s assets, including its bank and investment accounts. The Loan Agreement provides for a prepayment charge equal to 1% of the outstanding principal balance of the Term Loan. In addition, the Loan Agreement provides for an End of Term Charge equal to the greater of 5.85% of the outstanding principal balance, or $2,048, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The Company was in compliance with all covenants of the Loan Agreement as of March 31, 2025.

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

In accordance with Accounting Standards Codification 815-40, additional warrants to purchase shares of the Company’s common stock that the Company is contingently required to issue are recognized at their relative fair value in the noncurrent liabilities category of the balance sheet, given the variable settlement amount of the warrant shares. The fair value of the equity and liability classified warrants are collectively recognized as a debt discount and are being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan. The Company reassesses the fair value of the warrant liability at the end of each reporting period.

On March 10, 2023, the Company issued warrants to purchase 9,180 shares of the Company’s common stock in connection with the $15,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $330 was reclassified from warrant liability to additional paid in capital. On February 28, 2024, the Company issued warrants to purchase 18,359 shares of the Company’s common stock in connection with the $10,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $431 was reclassified from warrant liability to additional paid in capital.

As of March 31, 2025, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
2025	$—	$—
2026	27,777	27,777
2027	7,223	7,223
Total principal outstanding	35,000	35,000
End of term charge	2,048	2,048
Total principal outstanding and end of term charge	37,048	37,048
Unamortized discount and issuance costs	(1,573)	(1,751)
Loan Payable	$35,475	$35,297

Loan Payable - current	$6,664	$—
Loan Payable - noncurrent	28,811	35,297
Loan Payable	$35,475	$35,297

The Company estimated the fair value of the warrant liability as of March 31, 2025 and 2024 using probability assumptions of achieving the future milestones and using the Black-Scholes model based on the following key assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	4.2	5.2
Expected volatility	92.38%	85.37%
Risk-free interest rate	3.96%	4.20%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

7. Stockholder’s equity (deficit)

Common stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through March 31, 2025, no cash dividends had been declared or paid.

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

On June 15, 2022, the Company entered into a securities purchase agreement for the sale of 2,525,252 shares of the Company’s common stock to Pfizer Inc. at $9.90 per share in a registered direct offering conducted without an underwriter or placement agent and pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the U.S. Securities and Exchange Commission (“SEC”). The offering closed on June 17, 2022 for net proceeds of $24,647, after deducting offering costs paid by the Company.

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

On May 16, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, (“Jefferies”), as a representative of the several underwriters, pursuant to which the Company agreed to issue and sell 5,238,500 shares of the Company’s common stock at $42.00 per share in a registered direct offering pursuant to the Company’s effective shelf registration statement on Form S-3ASR and a related prospectus supplement filed with the SEC. The offering closed on May 16, 2023. The Company received net proceeds of $210,956, after deducting underwriters commissions and offering costs incurred by the Company of approximately $9,061.

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

On May 10, 2024, the Company entered into an amendment to the Sales Agreement (“Amended Sales Agreement”) to increase the aggregate offering price of the shares of the Company’s common stock by an additional $200,000. In accordance with the terms of the Amended Sales Agreement, the Company may now offer and sell shares of its common stock having an aggregate offering price of up to $261,723 from time to time.

In November and December 2024, the Company sold 2,249,907 shares of common stock under the Amended Sales Agreement, at an average price of $30.83 per share, and received gross proceeds of $69,373 before deducting sales agent commissions and issuance costs of approximately $1,734. In January 2025, the Company sold an additional 380,488 shares of common stock under the Amended Sales Agreement, at an average price of $27.93 for gross proceeds of $10,627 and before deducting sales agent commissions of approximately $266.

In January 2025, the Company sold 6,427,170 shares of the its common stock at a public offering price of $48.00 per share, and in lieu of common stock to certain investors, pre-funded warrants to purchase 1,958,247 shares of common stock at a public offering price of $47.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified within stockholders' equity on the Company’s condensed consolidated balance sheet as of March 31, 2025. The Company received net proceeds of $378,350, after deducting underwriting discounts and commission of $24,150, but before deducting offering costs incurred by the Company of approximately $569. The Company may receive nominal proceeds, if any, from the exercise of the prefunded warrants. There were no pre-funded warrants exercised during the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, there were 79,669,920 and 72,383,013 shares of common stock issued and outstanding, respectively.

The following shares of common stock were reserved for issuance as follows:

	March 31, 2025	December 31, 2024
Options outstanding under the 2018 Stock Option and Grant Plan	450,304	577,089
Options outstanding under the 2019 Stock Option and Incentive Plan	7,068,321	6,983,360
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	767,792	715,306
Warrants to purchase common stock associated with Loan Agreement	64,257	64,257
Pre-funded warrants sold in a public offering in January 2025	1,958,247	—
Options available for future grant	4,344,045	1,938,688
Warrants available for future grant to Hercules	211,137	211,137
Common stock available for ATM program	9,092,586	9,473,074
2019 Employee Stock Purchase Plan	2,384,465	1,973,662
	26,341,154	21,936,573

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of March 31, 2025.

Warrants Associated with Loan Agreement

In connection with the Loan Agreement with Hercules (see Note 6), the Company is obligated to issue warrants to purchase shares of the Company’s common stock. The amount of shares that may be purchased for the warrants will not exceed 1.5% multiplied by the greater of Tranche I and the aggregate original amount of the term loan advances, divided by the exercise price of the warrants. Upon execution of the Loan Agreement on June 15, 2022, the Company issued warrants to purchase 36,718 shares of the Company’s common stock, which have been recorded at their relative fair value at the time of issuance within shareholder’s equity. The Company issued warrants to purchase an additional 9,180 shares of the Company’s common stock to Hercules in connection with the additional $15,000 borrowing on March 10, 2023 and warrants to purchase 18,359 shares of the Company’s common stock to Hercules in connection with the additional $10,000 borrowing on February 28, 2024.

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

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 2,230,177 shares on January 1, 2024 and by 2,895,320 shares on January 1, 2025.

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

2019 Employee stock purchase plan

The 2019 Employee Stock Purchase Plan (the “2019 ESPP”) was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 ESPP became effective on June 18, 2019, at which time 273,869 shares were reserved for issuance. The 2019 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2020 and each January 1 through January 1, 2029, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 410,803 shares or (iii) such number of shares as determined by the compensation committee. The 2019 ESPP was increased by 410,803 shares on January 1, 2024 and by 410,803 shares on January 1, 2025.

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.02	6.00
Expected volatility	88.72%	85.47%
Weighted average risk-free interest rate	4.43%	3.96%
Expected dividend yield	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price per	Contractual	Value
	of Options	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	7,560,449	$24.38	7.53	$46,487
Options granted	404,750	$28.39
Options exercised	(438,512)	$16.87
Options cancelled	(8,062)	$45.78
Balance outstanding, March 31, 2025	7,518,625	$25.01	7.50	$121,109
Vested and expected to vest, March 31, 2025	7,518,625	$25.01	7.50	$121,109
Exercisable, March 31, 2025	4,119,081	$23.83	6.35	$71,705

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended March 31, 2025 and 2024 was $21.50 and $23.82, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

The following table summarizes the Company’s RSUs activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Underlying	Fair Value per	Contractual	Value
	Shares	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	715,306	$27.04	1.74	$19,900
Granted	93,275	$28.08
Vested	(40,789)	$28.89
Cancelled or forfeited	—	$—
Balance outstanding, March 31, 2025	767,792	$27.07	1.64	$31,080

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the three months ended March 31, 2025 and 2024 was $28.08 and $23.48, respectively.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Classified within research and development expense	$3,463	$2,721
Classified within general and administrative expense	5,321	4,677
Total stock-based compensation expense	$8,784	$7,398

As of March 31, 2025, total unrecognized compensation cost related to unvested stock options and RSUs was $60,356 and $19,214, respectively. These unvested stock options and RSUs are expected to be recognized over a weighted average period of 2.62 years and 3.06 years, respectively.

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

The Amgen Agreement will remain in effect until the expiration of the royalty term in all countries for all licensed products. The Amgen Agreement may be terminated by either party with at least 90 days’ notice in the event of

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

material breach by the other party that remains uncured for 90 days, by either party for insolvency or bankruptcy of the other party and immediately by Amgen if the Company challenges the licensed patents. The Company may also terminate the Amgen Agreement with 90 days’ written notice for discretionary reasons such as scientific, technical, regulatory or commercial issues, as defined in the Amgen Agreement.

During the three months ended March 31, 2025 and 2024, the Company did not record any research and development expense under the Amgen Agreement.

10. Income taxes

During the three months ended March 31, 2025 and 2024, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures in the period incurred and requires amortization over five years or fifteen years pursuant to the Internal Revenue Code of 1986, as amended (the “IRC”) Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, there is no assurance that the requirement to amortize will be repealed or otherwise modified.

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

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(70,725)	$(53,344)
Denominator:
Weighted average common shares outstanding, basic and diluted	78,656,629	59,307,759
Net loss per share, basic and diluted	$(0.90)	$(0.90)

The 1,958,247 pre-funded warrants issued in January 2025 and outstanding as of March 31, 2025 (see Note 7) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

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

	Three Months Ended March 31,
	2025	2024
Options to purchase common stock	7,518,625	7,083,656
Unvested restricted stock units	767,792	606,702
Warrants to purchase common stock issued to Hercules	64,257	64,257
Warrants available for future grant to Hercules	211,137	211,137
	8,561,811	7,965,752

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

As of March 31, 2025, maturities of the Company’s operating lease liability was as follows:

2025	$257
2026	351
2027	208
Total future minimum lease payments	816
Less imputed interest	(66)
Present value of operating lease liabilities	$750

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of March 31, 2025, the total lease liability was $750, of which $451 was noncurrent and $299 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

For the three months ended March 31, 2025 and 2024, the components of operating lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
Lease cost:
Operating lease cost (1)	$81	$81
Short-term lease cost (1)	36	54
Variable operating lease cost (1)	19	26
Total operating lease cost	$136	$161

Other information:
Cash paid for amounts included in the measurement of operating lease liability	$84	$82
Weighted average remaining lease term (years)	2.3	3.3
Weighted average discount rate	7.6%	7.6%

(1)
Amounts classified as General and Administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of March 31, 2025, the Company had non-cancelable purchase and other commitments under these agreements totaling $34,167.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss was held on April 15, 2025. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. Lead Plaintiffs have 21 days from the date of the order to file an amended complaint attempting to cure the deficiencies. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

13. Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available and provided to the chief operating decision maker (“CODM”). The Company has one operating and reporting segment, the development of EFX for the treatment of MASH. The Company’s CODM is its Chief Executive Officer. The measure of segment profit and loss is reported on the condensed consolidated statements of operations and comprehensive Loss as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The Company has not generated any product revenue to date. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances EFX through clinical development and, ultimately, seek regulatory approval.

The following table provides information related to the EFX operating segment based upon the Company’s net loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Direct third-party EFX expenses (1)	$61,389	$43,937
Indirect third-party EFX expenses (2)	3,892	2,747
Personnel and related expenses	6,817	5,872
Stock-based compensation	8,784	7,398
Non-operating income and expense:
Interest expense	1,154	991
Interest and other income, net	(11,311)	(7,601)
Net loss	$70,725	$53,344

Reconciliation of net loss
Adjustments and reconciling items	—	—
Net loss	$70,725	$53,344

(1) Includes clinical research, contract manufacturing, technical consulting, product licensing and other expenses that are directly related to the development of EFX.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

(2) Includes professional services, insurance and other expenses, both R&D and general and administrative, that indirectly support the development of EFX.

14. Subsequent event

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three months ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Part II, Item 1A., Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

We are a clinical-stage company dedicated to developing transformational treatments for patients with serious metabolic diseases marked by high unmet medical need, including metabolic dysfunction-associated steatohepatitis, or MASH, formerly known as non-alcoholic steatohepatitis, or NASH. MASH is a severe form of metabolic dysfunction-associated steatotic liver disease, or MASLD, formerly known as nonalcoholic fatty liver disease, or NAFLD, characterized by inflammation and fibrosis in the liver that can progress to cirrhosis, liver failure, cancer and death. Our lead product candidate, efruxifermin, or EFX, is an analog of fibroblast growth factor 21, or FGF21, which is an endogenously expressed hormone that protects against cellular stress and regulates metabolism of lipids, carbohydrates and proteins throughout the body. We have an ongoing, global Phase 3 program called SYNCHRONY, which is comprised of three clinical trials (Outcomes, Histology, and Real-World) with an expected total enrollment of about 3,500 patients, which is designed to support applications for marketing approval for patients with pre-cirrhotic MASH (F2-F3) and compensated cirrhosis (F4) due to MASH. The SYNCHRONY program builds on two biopsy-based Phase 2b trials in corresponding patient populations, with a combined total of over 300 patients treated for up to 96 weeks. Based on the statistically significant reversal of cirrhosis and fibrosis regression among patients with either biopsy-confirmed compensated cirrhosis (F4) due to MASH or pre-cirrhotic MASH (F2-F3) observed in our Phase 2b clinical trials, we believe EFX has the potential, if approved, to be an important medicine for treating MASH.

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

EFX has been reported to be generally well-tolerated across clinical trials of EFX to date. Most adverse events, or AEs, were mild or moderate. Diarrhea, nausea and vomiting as well as injection site reactions were generally the most common AEs. Treatment-emergent AEs leading to discontinuation through each study’s primary analysis period have been low, ranging from less than 5% in patients with F1-F3 MASH to less than 10% in subjects with compensated cirrhosis due to MASH (F4).

Enrollment for a multi-trial, global Phase 3 program called SYNCHRONY began in the fourth quarter of 2023. The Phase 3 SYNCHRONY program consists of three trials, SYNCHRONY Outcomes, SYNCHRONY Histology, and SYNCHRONY Real-World. SYNCHRONY Outcomes is a two-cohort trial evaluating EFX for treatment of patients with compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. SYNCHRONY Histology is a two-cohort trial evaluating EFX for treatment of patients with pre-cirrhotic MASH, fibrosis stage 2 or 3 (F2-F3). SYNCHRONY Real-World is evaluating EFX for treatment of patients with MASLD or MASH (F1-F4, compensated). In January 2025, we announced the completion of enrollment of the double-blind portion of SYNCHRONY Real-World. Results from the SYNCHRONY Real-World trial are expected in the first half of 2026.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. Since our initial public offering (“IPO”) in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $70.7 million and $53.3 million for the three months ended March 31, 2025 and 2024, respectively. Our net losses were $252.1 million and $151.8 million for the years ended December 31, 2024 and 2023, respectively. As of March 31, 2025, we had an accumulated deficit of $896.9 million.

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

As of March 31, 2025, we had cash, cash equivalents, short-term and long-term marketable securities of $1,128.3 million. We believe this will be sufficient to fund our current operating plan into 2028.

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

Results of operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$69,567	$50,650	$18,917	37%
General and administrative	11,315	9,304	2,011	22%
Total operating expenses	80,882	59,954	20,928	35%
Loss from operations	(80,882)	(59,954)	(20,928)	35%
Interest expense	(1,154)	(991)	(163)	16%
Interest and other income, net	11,311	7,601	3,710	49%
Net loss	$(70,725)	$(53,344)	$(17,381)	33%

Research and development expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$61,389	$43,937	$17,452	40%
Personnel and other R&D related expenses	8,178	6,713	1,465	22%
Total research and development expenses	$69,567	$50,650	$18,917	37%

Research and development expenses were $69.6 million and $50.7 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $18.9 million. Direct costs for our EFX program increased $17.5 million, attributed primarily to a $10.9 million increase in CRO expenses for our ongoing SYMMETRY and SYNCHRONY clinical trials, and a $6.6 million increase in third-party contract manufacturing expenses for EFX. Personnel and other research and development related expenses increased $1.5 million, attributed primarily to a $0.7 million increase in stock-based compensation and a $0.7 million increase in wage and wage-related expenses resulting from increased staff and other R&D related expenses. We expect that our research and development expenses will increase substantially in connection with our planned manufacturing and clinical development activities in the near term and in the future to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $11.3 million and $9.3 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $2.0 million, attributed primarily to a $1.0 million increase in legal and other third-party professional services, a $0.6 million increase in stock-based compensation and a $0.2 million increase in other wage and wage-related expenses resulting from increased staff.

Interest expense

Interest expense for the three months ended March 31, 2025 and 2024 was $1.2 million and $1.0 million, respectively, an increase of $0.2 million, related to the Hercules term loan.

Interest and other income

Interest and other income, net were $11.3 million and $7.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $3.7 million which was due primarily to a $3.3 million of interest income earned on our cash, cash equivalents and short-term and long-term marketable securities and $0.4 million resulting primarily from the change in fair value of our warrant liability.

Liquidity and capital resources

We have incurred significant operating losses from our inception through March 31, 2025. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and At-the-Market, or ATM, offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering. We have also borrowed $35.0 million cumulatively under a term loan facility provided by Hercules Capital, Inc. (“Hercules”).

From our inception through March 31, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. As of March 31, 2025, we had cash, cash equivalents short and long-term marketable securities of $1,128.3 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(67,664)	$(35,140)
Net (cash used in) provided by investing activities	(482,183)	57,849
Net cash provided by financing activities	395,531	366,938
Net (decrease) increase in cash and cash equivalents	$(154,316)	$389,647

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025 was $67.7 million, consisting of a net loss of $70.7 million offset by non-cash charges of $6.7 million, including $8.8 million of stock-based compensation expense, and changes in our operating assets and liabilities of $3.6 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

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

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2025 was $482.2 million, resulting from $583.3 million in purchases of short-term and long-term marketable securities offset by $101.1 million of short-term marketable securities which matured.

Cash provided by investing activities for the three months ended March 31, 2024 was $57.8 million, resulting from $96.8 million of short-term marketable securities which matured offset by $39.0 million in purchases of short-term marketable securities.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2025 was $395.5 million, including primarily $378.4 million from a follow-on public offering of our common stock and pre-funded warrants, $10.4 million from sales of our common stock under our ATM sales agreement, and $7.4 million in proceeds from the exercise of stock options.

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

Contractual obligations and other commitments

During the three months ended March 31, 2025, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-cancelable purchase and other arrangements increased to $35.0 million as of March 31, 2025, compared to $25.6 million as of December 31, 2024. The increase of $9.3 million was primarily attributable to an increase in the purchase and other obligations that support our clinical trials activities.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and Exchange Commission on February 28, 2025. There were no material changes to our critical accounting policies through March 31, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $1,128.3 million as of March 31, 2025, which consisted primarily of U.S. Treasury-backed securities, corporate debt securities, and money market funds.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our historical condensed consolidated financial statements for the three months ended March 31, 2025 and 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of March 31, 2025. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss was held on April 15, 2025. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. Lead Plaintiffs have 21 days from the date of the order to file an amended complaint attempting to cure the deficiencies. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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
•
the impact of geopolitical tensions, such as the conflict in the Middle East, including between India and Pakistan, on clinical trial sites, such as those in India, Turkey and Israel, where clinical sites have been activated to participate in our Phase 3 SYNCHRONY program;
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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc., Roche Holding AG, and Takeda Pharmaceutical Company Limited, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Boston Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Corcept Therapeutics, Inc., D&D Pharmatech, Inc., Eccogene Co., Ltd., 89bio, Galectin Therapeutics Inc., Galmed Pharmaceuticals, Ltd., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., NeuroBo Pharmaceuticals, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Poxel SA, Regeneron Pharmaceuticals, Inc., Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH or metabolic diseases associated with MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

As of April 30, 2025, we had 69 full-time employees. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

The U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and guidance issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

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

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidate or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Healthcare reform” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act” or “ACA”), was enacted, which includes measures that have significantly changed the way health care is financed by both governmental and private insurers. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Trump Administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Compliance with U.S. and international data protection laws and regulations, including the General Data Protection Regulation (“GDPR”) and other European Economic Area (“EEA”) and United Kingdom (“UK”) data protection laws could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

The success of our product candidate, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, commercial payors, and health maintenance organizations. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our product candidates or assure that coverage and reimbursement will be available for any product that we may develop. For more information on healthcare laws and regulations that may impact our company, see the section titled “Business—Government regulation—Coverage, pricing, and reimbursement” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the three months ended March 31, 2025 and 2024, we reported net losses of $70.7 million and $53.3 million, respectively. For the years ended December 31, 2024 and 2023, we reported net losses of $252.1 million and $151.8 million, respectively. As of March 31, 2025, we had an accumulated deficit of $896.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2025, we had $1,128.3 million of cash, cash equivalents and short-term and long-term marketable securities. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering. We have also borrowed $35.0 million cumulatively under a Term Loan facility provided by Hercules. From our inception through March 31, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Our operations depend heavily on third-party service providers for critical functions, including cloud-based infrastructure, data centers, encryption and authentication technologies, employee email, clinical research and development, manufacturing, and other functions. We have limited control over these providers’ security practices, and they may not have adequate information security measures in place. Consequently, a security incident affecting our providers could severely impact our operations and reputation. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

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

For example, the loss of clinical trial data from completed or future clinical trials could have significant implications. It could lead to delays in regulatory approval efforts, necessitating costly remediation measures such as liability for stolen assets or information, repairs to damaged systems, and incentives to maintain relationships with business partners post-attack. Moreover, investigation costs may arise, including expenses related to notifying data subjects, regulators, or others, as well as engaging third-party forensic investigators and experts. This could further entail increased expenditures on cybersecurity protections, such as organizational changes, additional personnel, advanced technologies, employee training, and consultations with external experts. Additionally, higher insurance premiums might be incurred, while reputational damage could undermine customer and investor confidence, impacting the company’s competitiveness, stock price, and long-term shareholder value. Lastly, there could be substantial costs associated with recovering or reproducing the lost data.

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

Our results of operations could be adversely affected by economic and political changes in the location in which we, or our suppliers and vendors, maintain operations. For example, our business may be generally exposed to the impact of political or civil unrest or military action. While we do not have direct exposure to Ukraine or Russia, we do have third-party manufacturing partners with locations in Europe, which may be affected by the ongoing conflict between Russia and Ukraine. In addition, we have activated sites for our SYNCHRONY trials in India, Israel and Turkey. These sites may be materially impacted or delayed by the increasing conflict in the Middle East, including between India and Pakistan, and could result in difficulties screening and enrolling patients in such areas on schedule. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates, supply chain constraints and significant political, trade, or regulatory developments.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates have impacted the Company’s net income. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company’s product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

Additionally, significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the U.S. imposed tariffs on imports from Canada and Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, in jurisdictions where our third-party suppliers and manufacturers operate, could have a material adverse effect on our financial condition or results of operations.

Certain raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the armed conflict between Russia and Ukraine or public health outbreaks, epidemics, or pandemics or other geopolitical developments). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply marketed products and product candidates or advance our or our collaborators’ preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2024 and March 31, 2025, our stock price has ranged from $17.76 to $57.56. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased

Patrick Lamy, Senior Vice President Commercial Strategy	Plan Adopted on January 6, 2025	365	20,000

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
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

AKERO THERAPEUTICS, INC.

Date: May 12, 2025	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)