Form 10-Q
period 2025-06-30
Akero Therapeutics, Inc.
filed 2025-08-08
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 79,988,975 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$220,449	$340,238
Short-term marketable securities	521,866	402,840
Prepaid expenses and other current assets	22,285	27,302
Total current assets	764,600	770,380
Long-term marketable securities	343,931	54,751
Right of use asset	621	755
Total assets	$1,109,152	$825,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,249	$9,027
Accrued expenses and other current liabilities	33,651	30,727
Loan payable, current	13,501	—
Total current liabilities	60,401	39,754
Loan payable, noncurrent	22,160	35,297
Warrant liability	400	194
Operating lease liability, noncurrent	372	529
Total liabilities	83,333	75,774
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 79,919,203 and 72,383,013 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	1,992,209	1,575,313
Accumulated other comprehensive income	988	948
Accumulated deficit	(967,386)	(826,156)
Total stockholders’ equity	1,025,819	750,112
Total liabilities and stockholders’ equity	$1,109,152	$825,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$69,254	$55,322	$138,821	$105,972
General and administrative	11,619	10,419	22,934	19,723
Total operating expenses	80,873	65,741	161,755	125,695
Loss from operations	(80,873)	(65,741)	(161,755)	(125,695)
Interest expense	(1,172)	(1,231)	(2,326)	(2,222)
Interest and other income, net	11,540	10,985	22,851	18,586
Net loss	(70,505)	(55,987)	(141,230)	(109,331)
Net unrealized gain (loss) on marketable securities	(97)	(182)	40	(531)
Comprehensive loss	$(70,602)	$(56,169)	$(141,190)	$(109,862)
Net loss per common share, basic and diluted	$(0.86)	$(0.81)	$(1.76)	$(1.70)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	81,721,387	69,160,484	80,197,494	64,234,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	55,754,445	$6	$1,109,126	$270	$(574,096)	$535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to At-The-Market (“ATM”) offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	7	1,473,765	(79)	(627,440)	846,253
Exercise of stock options	334	—	3	—	—	3
Common stock issued for vested restricted stock units	40,661	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	16,244	—	324	—	—	324
Stock-based compensation expense	—	—	7,656	—	—	7,656
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(55,987)	(55,987)
Balances at June 30, 2024	69,205,668	$7	$1,481,748	$(261)	$(683,427)	$798,067

Balances at December 31, 2024	72,383,013	$7	$1,575,313	$948	$(826,156)	$750,112
Exercise of stock options	438,460	—	7,396	—	—	7,396
Common stock issued for vested restricted stock units	40,789	—	—	—	—	—
Issuance of common stock and accompanying pre-funded warrants in a follow-on offering, net of issuance costs	6,427,170	1	377,780	—	—	377,781
Issuance of common stock pursuant to ATM offering, net of issuance costs	380,488	—	10,361	—	—	10,361
Stock-based compensation expense	—	—	8,784	—	—	8,784
Net unrealized gain on marketable securities	—	—	—	137	—	137
Net loss	—	—	—	—	(70,725)	(70,725)
Balances at March 31, 2025	79,669,920	8	1,979,634	1,085	(896,881)	1,083,846
Exercise of stock options	160,301	—	3,062	—	—	3,062
Common stock issued for vested restricted stock units	69,787	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	19,195	—	458	—	—	458
Stock-based compensation expense	—	—	9,055	—	—	9,055
Net unrealized (loss) on marketable securities	—	—	—	(97)		(97)
Net loss	—	—	—	—	(70,505)	(70,505)
Balances at June 30, 2025	79,919,203	$8	$1,992,209	$988	$(967,386)	$1,025,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(141,230)	$(109,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	17,839	15,054
Depreciation	—	2
Non-cash lease expense	134	124
Net amortization of premiums and discounts on marketable securities	(5,323)	(6,369)
Amortization of debt issuance costs and discount	364	269
Fair value change in warrant liability	206	487
Unrealized foreign exchange gain and loss	26	(19)
Acquired in-process research and development expense	—	999
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,104	(5,734)
Accounts payable	4,203	7,549
Accrued expenses and other current liabilities	2,908	4,501
Operating lease liability	(141)	(125)
Net cash (used in) operating activities	(115,910)	(92,593)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(658,977)	(378,383)
Proceeds from maturities of short-term marketable securities	256,134	181,335
Purchase of in-process research and development	—	(999)
Net cash (used in) investing activities	(402,843)	(198,047)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	10,371	1,772
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	458	324
Proceeds from the issuance of common stock and pre-funded warrants in a follow-on public offering	378,350	—
Proceeds from the issuance of common stock in a follow-on public offering	—	344,839
Proceeds from the issuance of common stock pursuant to the ATM offering	10,361	10,604
Proceeds from loan payable	—	10,000
Payment of debt and equity issuance costs	(576)	(751)
Net cash provided by financing activities	398,964	366,788
Net (decrease) increase in cash and cash equivalents	(119,789)	76,148
Cash and cash equivalents at the beginning of the period	340,238	234,207
Cash and cash equivalents at the end of the period	$220,449	$310,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,977	$1,861

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain (loss) on marketable securities	$40	$(531)
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$—	$431
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$64

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

Since its initial public offering (“IPO”) in June 2019, the Company has raised capital primarily through the sale of its common stock in follow-on public offerings, registered direct offerings and At-the-Market (“ATM”) offerings. The Company has incurred recurring losses since its inception, including net losses of $141,230 and $109,331 for the six months ended June 30, 2025 and 2024, respectively, and net losses of $252,060 and $151,759 for the years ended December 31, 2024 and 2023, respectively. In addition, as of June 30, 2025, the Company had an accumulated deficit of $967,386. The Company expects to continue to generate operating losses for the foreseeable future. As of August 8, 2025, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash,

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

cash equivalents, short-term and long-term marketable securities of $1,086,246 as of June 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. The Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

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

2. Summary of significant accounting policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements and the notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025. Except as reflected below, there were no changes to the Company’s significant accounting policies as described in the Annual Report on Form 10-K. Reflected in this note are updates to accounting policies, including the impact of the adoption of new policies.

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2025 and 2024 and the three months ended June 30, 2025 and 2024 and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At June 30, 2025, all of the Company’s cash, cash equivalents, short-term and long-term investments were held at three accredited financial institutions.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Under ASU No. 2023-09, entities are required to uniformly classify and present greater disaggregation of information in the rate reconciliation and income taxes paid. ASU No. 2023-09 is intended to benefit investors by improving the transparency and decision usefulness of income tax disclosures. The new standard is effective for annual periods beginning after December 15, 2024. The Company adopted the ASU No. 2023-09 effective January 1, 2025. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

The following is a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$212,567	$212,567	$—	$—
U.S. Treasury securities	592,641	592,641	—	—
U.S. Government agency securities	19,907	—	19,907	—
Commercial paper	59,420	—	59,420	—
Corporate debt securities	193,829	—	193,829	—
Total assets	$1,078,364	$805,208	$273,156	$—

Warrant liabilities	$400	$—	$—	$400
Total liabilities	$400	$—	$—	$400

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$314,092	$314,092	$—	$—
U.S. Treasury securities	248,885	248,885	—	—
U.S. Government agency securities	60,691	—	60,691	—
Commercial paper	34,544	—	34,544	—
Corporate debt securities	113,471	—	113,471	—
Total assets	$771,683	$562,977	$208,706	$—

Warrant liabilities	$194	$—	$—	$194
Total liabilities	$194	$—	$—	$194

Level 2 assets were valued by the Company using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the six months ended June 30, 2025 and the twelve months ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The Loan Payable is classified as a Level 3 liability. As of June 30, 2025, the carrying value of the Loan Payable approximates its fair value. The Company estimated the fair value of the warrant liabilities using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilizes a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair values calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$212,567	$—	$—	$—	$212,567
U.S. Treasury securities	591,879	802	(40)	—	592,641
U.S. Government agency securities	19,890	18	(1)	—	19,907
Commercial paper	59,439	—	(19)	—	59,420
Corporate debt securities	193,601	240	(12)	—	193,829
Total	$1,077,376	$1,060	$(72)	$—	$1,078,364

Cash equivalents					$212,567
Short-term marketable securities					521,866
Long-term marketable securities					343,931
Total					$1,078,364

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$314,092	$—	$—	$—	$314,092
U.S. Treasury securities	248,202	738	(55)	—	248,885
U.S. Government agency securities	60,596	95	—	—	60,691
Commercial paper	34,500	45	(1)	—	34,544
Corporate debt securities	113,346	141	(16)	—	113,471
Total	$770,736	$1,019	$(72)	$—	$771,683

Cash equivalents					$314,092
Short-term marketable securities					402,840
Long-term marketable securities					54,751
Total					$771,683

The following table presents the contractual maturities of the Company’s short-term and long-term marketable securities as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Due within one year	$521,866	$402,840
Due after one year through two years	343,931	54,751
Total	$865,797	$457,591

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued external research and development expenses	$28,780	$28,925
Accrued employee compensation and benefits	3,715	1,171
Short-term lease liability and other	1,156	631
Total	$33,651	$30,727

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into the Loan Agreement with Hercules, which was subsequently amended on June 7, 2023 and February 28, 2024, for an aggregate principal amount of $150,000 (“Term Loan”). Pursuant to the amended Loan Agreement, the Term Loan is available to the Company in five tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed in March 2023 and an additional $10,000 was borrowed in connection with the second amendment on February 28, 2024 (the “Tranche I and Tranche II Commitments”). At the sole discretion of the Company, $30,000 was available to be drawn from June 15, 2024 through June 15, 2025 (“Tranche III Commitment”). Also at the sole discretion of the Company, an additional $35,000 is available to be drawn at the earlier of the full draw of Tranche III or June 15, 2025 through June 15, 2026 (“Tranche IV Commitment”). An additional $50,000 may become available to the Company prior to January 1, 2026, subject to Hercules' approval (“Tranche V Commitment”).

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

The Loan Agreement contains customary closing fees, events of default, and representations, warranties and covenants, including a financial covenant requiring the Company to maintain a minimum cash balance in the future in relation to the outstanding principal balance of the Term Loan. The Loan Agreement is secured by most of the Company’s assets, including its bank and investment accounts. The Loan Agreement provides for a prepayment charge equal to 1% of the outstanding principal balance of the Term Loan. In addition, the Loan Agreement provides for an End of Term Charge equal to the greater of $1,170 or 5.85% of the outstanding principal balance, which is recognized as a debt discount and is being accreted into the amortization of debt issuance costs and discount using the effective interest rate method over the term of the loan payable.

The Company was in compliance with all covenants of the Loan Agreement as of June 30, 2025.

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

On March 10, 2023, the Company issued warrants to purchase 9,180 shares of the Company’s common stock in connection with the $15,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $330 was reclassified from warrant liability to additional paid in capital. On February 28, 2024, the Company issued warrants to purchase 18,359 shares of the Company’s common stock in connection with the $10,000 borrowed from Hercules on that date, and the fair value associated with these warrants of $431 was reclassified from warrant liability to additional paid in capital. The Company estimated the fair value of the warrant liability as of June 30, 2025 and 2024 using probability assumptions of achieving the future milestones and using the Black-Scholes model.

As of June 30, 2025, the Company is contingently liable to issue warrants to purchase up to an additional 211,137 shares of common stock under the Loan Agreement, in connection with future borrowings as they may occur.

Future principal debt payments on the currently outstanding loan payable as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
2026	$27,777	$27,777
2027	7,223	7,223
Total principal outstanding	35,000	35,000
End of term charge	2,048	2,048
Total principal outstanding and end of term charge	37,048	37,048
Unamortized discount and issuance costs	(1,387)	(1,751)
Loan Payable	$35,661	$35,297

Loan Payable - current	$13,501	$—
Loan Payable - noncurrent	22,160	35,297
Loan Payable	$35,661	$35,297

7. Stockholder’s equity (deficit)

Common stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through June 30, 2025, no cash dividends had been declared or paid.

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

In January 2025, the Company sold 6,427,170 shares of the its common stock at a public offering price of $48.00 per share, and in lieu of common stock to certain investors, pre-funded warrants to purchase 1,958,247 shares of common stock at a public offering price of $47.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified within stockholders' equity on the Company’s condensed consolidated balance sheet as of June 30, 2025. The Company received net proceeds of $378,350, after deducting underwriting discounts and commission of $24,150, but before deducting offering costs incurred by the Company of approximately $569. The Company may receive nominal proceeds, if any, from the exercise of the prefunded warrants. There were no pre-funded warrants exercised during the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, there were 79,919,203 and 72,383,013 shares of common stock issued and outstanding, respectively.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following shares of common stock were reserved for issuance as follows:

	June 30, 2025	December 31, 2024
Options outstanding under the 2018 Stock Option and Grant Plan	422,029	577,089
Options outstanding under the 2019 Stock Option and Incentive Plan	7,022,422	6,983,360
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	763,791	715,306
Warrants to purchase common stock associated with Loan Agreement	64,257	64,257
Pre-funded warrants sold in a public offering in January 2025	1,958,247	—
Options available for future grant	4,192,240	1,938,688
Warrants available for future grant to Hercules	211,137	211,137
Common stock available for ATM program	9,092,586	9,473,074
2019 Employee Stock Purchase Plan	2,365,270	1,973,662
Total	26,091,979	21,936,573

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of June 30, 2025.

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

8. Stock-based awards

2019 Stock option and incentive plan

The 2019 Plan was adopted and approved by the Company’s board of directors in May 2019 and by the Company’s stockholders in June 2019. The 2019 Plan became effective on June 18, 2019 and replaced the Company’s 2018 Stock Option and Grant Plan on that date. The 2019 Plan allows the board of directors or the compensation committee of the board of directors to make equity-based incentive awards to the Company’s officers, employees, directors or other key persons (including consultants). The number of shares initially reserved for issuance under the 2019 Plan was 2,572,457, which included the 107,635 shares transferred from the 2018 Plan, and shall be cumulatively increased on each January 1 by 4% of the number of shares of the Company’s common stock outstanding on the immediately preceding December 31 or such lesser number of shares determined by the Company’s board of directors or compensation committee of the board of directors. The 2019 Plan was increased by 2,230,177 shares on January 1, 2024 and by 2,895,320 shares on January 1, 2025.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.96	5.86	5.99	5.92
Expected volatility	93.25%	86.83%	89.57%	86.22%
Risk-free interest rate	3.93%	4.56%	4.33%	4.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price per	Contractual	Value
	of Options	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	7,560,449	$24.38	7.53	$46,487
Options granted	497,700	$30.75
Options exercised	(598,761)	$17.47
Options cancelled	(14,937)	$45.39
Balance outstanding, June 30, 2025	7,444,451	$25.32	7.28	$208,728
Vested and expected to vest, June 30, 2025	7,444,451	$25.32	7.28	$208,728
Exercisable, June 30, 2025	4,528,061	$24.04	6.40	$132,751

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The weighted average grant-date fair value per share of stock options granted during the three months ended June 30, 2025 and 2024 was $31.60 and $15.53, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the six months ended June 30, 2025 and 2024 was $23.38 and $16.45, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

The following table summarizes the Company’s RSUs activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Underlying	Fair Value per	Contractual	Value
	Shares	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	715,306	$27.04	1.74	$19,900
Granted	159,061	$37.81
Vested	(110,576)	$28.01
Cancelled or forfeited	—	$—
Balance outstanding, June 30, 2025	763,791	$29.14	1.48	$40,756

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the three months ended June 30, 2025 was $51.61. There were no RSUs granted during the three months ended June 30, 2024. Additionally, the

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

weighted average grant-date fair value per share of RSUs granted during the six months ended June 30, 2025 and 2024 was $37.81 and $23.48, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Classified within research and development expense	$3,684	$2,863	$7,147	$5,584
Classified within general and administrative expense	5,371	4,793	10,692	9,470
Total	$9,055	$7,656	$17,839	$15,054

As of June 30, 2025, total unrecognized compensation cost related to unvested stock options and RSUs was $56,263 and $20,647, respectively. Compensation cost for these unvested stock options and RSUs is expected to be recognized over a weighted average period of 2.59 years and 2.66 years, respectively.

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

The Amgen Agreement will remain in effect until the expiration of the royalty term in all countries for all licensed products. The Amgen Agreement may be terminated by either party with at least 90 days’ notice in the event of material breach by the other party that remains uncured for 90 days, by either party for insolvency or bankruptcy of the other party and immediately by Amgen if the Company challenges the licensed patents. The Company may also terminate the Amgen Agreement with 90 days’ written notice for discretionary reasons such as scientific, technical, regulatory or commercial issues, as defined in the Amgen Agreement.

During the three and six months ended June 30, 2025 and 2024, the Company did not record any research and development expense under the Amgen Agreement.

10. Income taxes

During the three and six months ended June 30, 2025 and 2024, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces significant changes to U.S. income tax legislation, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others being implemented through 2027. The Company is currently evaluating the impact of the OBBBA on its financial statements and does not anticipate any material change to its estimated annual effective tax rate in 2025.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025		2024
Numerator - Net loss	$(70,505)	$(55,987)		$(141,230)	$(109,331)
Denominator - Weighted average common shares outstanding, basic and diluted	81,721,387	69,160,484		80,197,494	64,234,122
Net loss per share, basic and diluted	$(0.86)	$(0.81)	$	$(1.76)	$(1.70)

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The 1,958,247 pre-funded warrants issued in January 2025 and outstanding as of June 30, 2025 (see Note 7) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

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

	Three and Six Months Ended June 30,
	2025	2024
Options to purchase common stock	7,444,451	7,592,422
Unvested restricted stock units	763,791	566,041
Warrants to purchase common stock issued to Hercules	64,257	64,257
Warrants available for future grant to Hercules	211,137	211,137
Total	8,483,636	8,433,857

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

As of June 30, 2025, maturities of the Company’s operating lease liability was as follows:

2025	$173
2026	351
2027	208
Total future minimum lease payments	732
Less imputed interest	(53)
Present value of operating lease liabilities	$679

As of June 30, 2025, the total lease liability was $679, of which $372 was noncurrent and $307 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

development materials. As of June 30, 2025, the Company had non-cancelable purchase and other commitments under these agreements totaling $61,400.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025.

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

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss was held on April 15, 2025. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. On May 26, 2025, Lead Plaintiffs filed a second amended complaint. On June 16, 2025, Defendants moved to dismiss the second amended complaint. Oral arguments were heard on August 5, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table provides information related to the EFX operating segment based upon the Company’s net loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Direct third-party EFX expenses (1)	$60,466	$47,525	$121,855	$91,462
Indirect third-party EFX expenses (2)	4,389	4,856	8,281	7,603
Personnel and related expenses	6,963	5,704	13,780	11,576
Stock-based compensation	9,055	7,656	17,839	15,054
Non-operating income and expense:
Interest expense	1,172	1,231	2,326	2,222
Interest and other income, net	(11,540)	(10,985)	(22,851)	(18,586)
Net loss	$70,505	$55,987	$141,230	$109,331

Reconciliation of Net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$70,505	$55,987	$141,230	$109,331

(1) Includes clinical research, contract manufacturing, technical consulting, product licensing and other expenses that are directly related to the development of EFX.

(2) Includes professional services, insurance and other expenses, both R&D and general and administrative, that indirectly support the development of EFX.

14. Subsequent event

The Company evaluated subsequent events through the date on which these condensed consolidated financial statements were issued. Based on this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in its financial statements for the three and six months ended June 30, 2025.

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

In January 2025, we reported preliminary topline week 96 results from SYMMETRY, a Phase 2b trial that evaluated the efficacy and safety of EFX in patients with biopsy-confirmed compensated cirrhosis (F4), Child-Pugh Class A, due to MASH. At week 96, among patients with baseline and week 96 biopsies (n=134), 39% of patients treated with 50mg EFX (n=46) (p=0.009) experienced reversal of cirrhosis with no worsening of MASH, compared to 15% for placebo (n=47). On May 9, 2025, The New England Journal of Medicine published an article on the SYMMETRY results titled, “Efruxifermin in Compensated Liver Cirrhosis Caused by MASH” (N Engl J Med 2025;392:2413-2424).

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. Since our initial public offering (“IPO”) in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. We have incurred significant operating losses since inception. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $70.5 million and $56.0 million for the three months ended June 30, 2025 and 2024, respectively. Our net losses were $252.1 million and $151.8 million for the years ended December 31, 2024 and 2023, respectively. As of June 30, 2025, we had an accumulated deficit of $967.4 million.

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

As of June 30, 2025, we had cash, cash equivalents, short-term and long-term marketable securities of $1,086.2 million. We believe this will be sufficient to fund our current operating plan into 2028.

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

Results of operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$69,254	$55,322	$13,932	25%
General and administrative	11,619	10,419	1,200	12%
Total operating expenses	80,873	65,741	15,132	23%
Loss from operations	(80,873)	(65,741)	(15,132)	23%
Interest expense	(1,172)	(1,231)	59	(5)%
Interest and other income, net	11,540	10,985	555	5%
Net loss	$(70,505)	$(55,987)	$(14,518)	26%

Research and development expenses

The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$60,466	$47,677	$12,789	27%
Personnel and other R&D related expenses	8,788	7,645	1,143	15%
Total research and development expenses	$69,254	$55,322	$13,932	25%

Research and development expenses were $69.3 million and $55.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $13.9 million. Direct costs for our EFX program increased $12.8 million, attributed primarily to an $8.2 million increase in CMO expenses to meet anticipated EFX product demand and a $4.6 million net increase in CRO expenses for our ongoing clinical trials. Expenses for our Phase 3 SYNCHRONY program increased $6.9 million as that program advanced, while expenses for our Phase 2b SYMMETRY and HARMONY clinical trials decreased $2.3 million as those trials were winding down. Personnel and other research and development related expenses increased $1.2 million, including a $1.0 million increase in wage and wage-related expenses resulting from increased staff, a $0.8 million increase in stock-based compensation and a $0.6 million decrease in other R&D related expenses. We expect that our research and development expenses will increase substantially in the near term and in the future, due to planned manufacturing and clinical development activities necessary to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $11.6 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $1.2 million, attributable to a $0.2 million increase in wage and wage-related expenses, a $0.6 million increase in stock-based compensation and $0.4 million increase in legal and other third-party professional services.

Interest expense

Interest expense for the three months ended June 30, 2025 and 2024 was $1.2 million and $1.2 million, respectively, related to the Hercules term loan.

Interest and other income

Interest and other income, net were $11.5 million and $11.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $0.5 million, resulting primarily from investment earnings on the $402.5 million that we raised from a follow-on public offering in January 2025.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$138,821	$105,972	$32,849	31%
General and administrative	22,934	19,723	3,211	16%
Total operating expenses	161,755	125,695	36,060	29%
Loss from operations	(161,755)	(125,695)	(36,060)	29%
Interest expense	(2,326)	(2,222)	(104)	5%
Interest and other income, net	22,851	18,586	4,265	23%
Net loss	$(141,230)	$(109,331)	$(31,899)	29%

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$121,855	$91,757	$30,098	33%
Personnel and other R&D related expenses	16,966	14,215	2,751	19%
Total research and development expenses	$138,821	$105,972	$32,849	31%

Research and development expenses were $138.8 million and $106.0 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $32.8 million. Direct costs for our EFX program increased $30.0 million, attributed primarily to a $12.5 million increase in CMO expenses to meet anticipated EFX product demand and a $18.1 million net increase in CRO expenses for our ongoing clinical trials. Expenses for our Phase 3 SYNCHRONY program increased $20.6 million as that program advanced, while expenses for our Phase 2b SYMMETRY and HARMONY clinical trials decreased $2.5 million as those trials were winding down. Personnel and other research and development related expenses increased $2.8 million, including a $1.8 million increase in wage and wage-related expenses resulting from increased staff, a $1.6 million increase in stock-based compensation and a $0.6 million decrease in other R&D related expenses. We expect that our research and development expenses will increase substantially in the near term and in the future, due to planned manufacturing and clinical development activities necessary to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $22.9 million and $19.7 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $3.2 million, attributable to a $0.4 million increase in wage and wage-related expenses, a $1.2 million increase in stock-based compensation and $1.6 million increase in legal and other third-party professional services.

Interest expense

Interest expense for the six months ended June 30, 2025 and 2024 was $2.3 million and $2.2 million, respectively, an increase of $0.1 million, related to the Hercules term loan.

Interest and other income

Interest and other income, net were $22.9 million and $18.6 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $4.3 million, resulting primarily from investment earnings on the $402.5 million that we raised from a follow-on public offering in January 2025.

Liquidity and capital resources

We have incurred significant operating losses from our inception through June 30, 2025. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and At-the-Market, or ATM, offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering. We have also borrowed $35.0 million cumulatively under a term loan facility provided by Hercules Capital, Inc. (“Hercules”).

From our inception through June 30, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. As of June 30, 2025, we had cash, cash equivalents short and long-term marketable securities of $1,086.2 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Net cash (used in) operating activities	$(115,910)	$(92,593)
Net cash (used in) provided by investing activities	(402,843)	(198,047)
Net cash provided by financing activities	398,964	366,788
Net (decrease) increase in cash and cash equivalents	$(119,789)	$76,148

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025 was $115.9 million, consisting of a net loss of $141.2 million offset by non-cash charges of $13.2 million, including $17.8 million of stock-based compensation expense and $5.3 million in amortization of premiums and discounts on our marketable equity securities, and changes in our operating assets and liabilities of $12.1 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

Cash used in operating activities for the six months ended June 30, 2024 was $92.6 million, consisting of a net loss of $109.3 million offset by non-cash charges of $10.5 million, including $15.1 million of stock-based compensation expense and $6.4 million in amortization of premiums and discounts on our marketable equity securities, and changes in our operating assets and liabilities of $6.2 million. The changes in operating assets and liabilities was primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2025 was $402.8 million, resulting from $659.0 million in purchases of short-term and long-term marketable securities offset by $256.1 million of short-term marketable securities which matured.

Cash used in investing activities for the six months ended June 30, 2024 was $198.0 million, resulting from $378.4 million in purchases of short-term and long-term marketable securities offset by $181.3 million of short-term marketable securities which matured.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2025 was $399.0 million, including primarily $378.4 million from a follow-on public offering of our common stock and pre-funded warrants in January 2025, $10.4 million from sales of our common stock under our ATM sales agreement, and $10.4 million in proceeds from the exercise of stock options.

Cash provided by financing activities for the six months ended June 30, 2024 was $366.8 million, including primarily $344.8 million from a follow-on public offering of our common stock in March 2024, $10.6 million from sales of our common stock under our ATM sales agreement, $10.0 million from a term loan provided by Hercules, and $1.8 million in proceeds from the exercise of stock options.

Description of Indebtedness

We have outstanding borrowings of $35.0 million under a loan and security agreement, or Loan Agreement, with Hercules. We may borrow an additional $35.0 million at our sole discretion until June 15, 2026. In addition, up to an additional $50.0 million may become available to us at Hercules’ sole discretion. Borrowings under the loan are repayable in monthly interest-only payments until January 1, 2026. The interest-only period will be followed by equal monthly payments of principal plus interest until the loan maturity date of March 1, 2027. Outstanding borrowings bear interest at a variable annual rate equal to the greater of (a) 7.65% and (b) the Prime Rate (as reported in the Wall Street Journal) plus 3.65%. A further description of the Loan Agreement is presented in Note 6 to the condensed consolidated financial statements.

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

Contractual obligations and other commitments

During the six months ended June 30, 2025, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-cancelable purchase and other arrangements increased to $62.1 million as of June 30, 2025, compared to $25.6 million as of December 31, 2024, which is primarily attributable to an increase in purchase obligations that support our clinical trial and product manufacturing activities.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and

Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and Exchange Commission on February 28, 2025. There were no material changes to our critical accounting policies through June 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $1,086.2 million as of June 30, 2025, which consisted primarily of U.S. Treasury-backed securities, corporate debt securities, and money market funds.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements for the six months ended June 30, 2025 and 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of June 30, 2025. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss the amended complaint. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. On May 26, 2025, Lead Plaintiffs filed a second amended complaint. On June 16, 2025, Defendants moved to dismiss the second amended complaint. Oral arguments were heard on August 5, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc. and Roche Holding AG, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Arrowhead Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Corcept Therapeutics, Inc., D&D Pharmatech, Inc., Eccogene Co., Ltd., 89bio, Galectin Therapeutics Inc., Galmed Pharmaceuticals, Ltd., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MetaVia, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Poxel SA, Regeneron Pharmaceuticals, Inc., Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Tasly Biopharmaceuticals Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., Yichang HEC Changjiang Pharmaceutical Co., Ltd., Yuhan Corp. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH or metabolic diseases associated with MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

At any time and for any reason, we may determine that one or more of our discovery programs or pre-clinical or clinical therapeutic candidates or programs does not have sufficient potential to warrant the allocation of resources toward such program or therapeutic candidate. Accordingly, we may choose not to develop a potential therapeutic candidate or elect to suspend, deprioritize or terminate one or more of our discovery programs or preclinical or clinical therapeutic candidates or programs. Suspending, deprioritizing or terminating a program or therapeutic candidate in which we have invested significant resources, means we will have expended resources on a program that will not provide a full return on our investment and may have missed the opportunity to have allocated those resources to potentially more productive uses, including existing or future programs or therapeutic candidates.

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

As of July 31, 2025, we had 67 full-time employees. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy. With the transition to the Biden administration in early 2021, changes to U. S. policy occurred and since the start of the Trump Administration in 2025, U.S. policy changes have been implemented at a rapid pace and additional changes are likely. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In August 2022, the IRA was signed into law. The IRA includes several provisions that will impact our business to varying degrees, including provisions that reduce the out-of-pocket spending cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program, however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the OBBBA, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of the IRA on our business and the healthcare industry in general is not yet known.

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the six months ended June 30, 2025 and 2024, we reported net losses of $141.2 million and $109.3 million, respectively. For the years ended December 31, 2024 and 2023, we reported net losses of $252.1 million and $151.8 million, respectively. As of June 30, 2025, we had an accumulated deficit of $967.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

As of June 30, 2025, we had $1,086.2 million of cash, cash equivalents and short-term and long-term marketable securities. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering. We have also borrowed $35.0 million cumulatively under a Term Loan facility provided by Hercules. From our inception through June 30, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

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

Finally, with the change in presidential administrations in 2025, there is substantial uncertainty as to how the new administration will modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2024 and June 30, 2025, our stock price has ranged from $15.32 to $58.40. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended June 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased

Jonathan Young, Chief Operating Officer	Plan Adopted on April 29, 2025	127 Days	62,500

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
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

AKERO THERAPEUTICS, INC.

Date: August 8, 2025	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)