Form 10-Q
period 2025-09-30
Akero Therapeutics, Inc.
filed 2025-11-07
CIK 1744659

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 82,316,179 shares of common stock, $0.0001 par value per share, outstanding.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business includes:

•
We may not complete the pending transaction with Novo Nordisk A/S, a Danish aktieselskab (“Novo”) within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.
•
While the Merger Agreement (as defined below) is in effect, we are subject to restrictions on our business activities, which may prevent us from pursuing strategic business opportunities and taking other actions we may consider advantageous.
•
The pendency of the transaction with Novo could adversely affect our business, financial results and/or operations, including by adversely affecting business relationships with employees and third parties and by diverting the attention of management from day-to-day operations.
•
In certain instances, the Merger Agreement requires us to pay a termination fee to Novo, which could require us to use available cash that would have otherwise been available for general corporate purposes.
•
We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Novo.
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

•
the proposed Merger (as defined below) with Novo;
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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Akero Therapeutics, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$176,032	$340,238
Short-term marketable securities	561,794	402,840
Prepaid expenses and other current assets	16,709	27,302
Total current assets	754,535	770,380
Long-term marketable securities	250,490	54,751
Right of use asset	552	755
Total assets	$1,005,577	$825,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,399	$9,027
Accrued expenses and other current liabilities	27,252	30,727
Total current liabilities	47,651	39,754
Loan payable, noncurrent	—	35,297
Warrant liability	—	194
Operating lease liability, noncurrent	289	529
Total liabilities	47,940	75,774
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value, 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 80,149,218 and 72,383,013 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	2,004,755	1,575,313
Accumulated other comprehensive income	1,826	948
Accumulated deficit	(1,048,952)	(826,156)
Total stockholders’ equity	957,637	750,112
Total liabilities and stockholders’ equity	$1,005,577	$825,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$78,883	$72,232	$217,704	$178,204
General and administrative	11,353	9,471	34,287	29,194
Total operating expenses	90,236	81,703	251,991	207,398
Loss from operations	(90,236)	(81,703)	(251,991)	(207,398)
Interest expense	(1,092)	(1,246)	(3,418)	(3,468)
Loss on Extinguishment of Loan Payable	(1,557)	—	(1,557)	—
Interest and other income, net	11,319	10,244	34,170	28,830
Net loss	(81,566)	(72,705)	(222,796)	(182,036)
Net unrealized gain on marketable securities	838	2,364	878	1,833
Comprehensive loss	$(80,728)	$(70,341)	$(221,918)	$(180,203)
Net loss per common share, basic and diluted	$(0.99)	$(1.05)	$(2.76)	$(2.76)
Weighted-average number of shares used in computing net loss per common share, basic and diluted	82,008,267	69,442,136	80,807,705	65,982,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-In-	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2023	55,754,445	$6	$1,109,126	$270	$(574,096)	$535,306
Exercise of stock options	233,321	—	1,769	—	—	1,769
Common stock issued for vested restricted stock units	10,663	—	—	—	—	—
Vested warrants issued pursuant to loan agreement	—	—	431	—	—	431
Issuance of common stock pursuant to At-The-Market (“ATM”) offering, net of issuance costs	500,000	—	10,604	—	—	10,604
Issuance of common stock pursuant to a follow-on offering, net of issuance costs	12,650,000	1	344,437	—	—	344,438
Stock-based compensation expense	—	—	7,398	—	—	7,398
Net unrealized loss on marketable securities	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(53,344)	(53,344)
Balances at March 31, 2024	69,148,429	7	1,473,765	(79)	(627,440)	846,253
Exercise of stock options	334	—	3	—	—	3
Common stock issued for vested restricted stock units	40,661	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	16,244	—	324	—	—	324
Stock-based compensation expense	—	—	7,656	—	—	7,656
Net unrealized loss on marketable securities	—	—	—	(182)	—	(182)
Net loss	—	—	—	—	(55,987)	(55,987)
Balances at June 30, 2024	69,205,668	7	1,481,748	(261)	(683,427)	798,067
Exercise of stock options	367,615	—	3,131	—	—	3,131
Common stock issued for vested restricted stock units	41,304	—	—	—	—	—
Stock-based compensation expense	—	—	7,468	—	—	7,468
Net unrealized gain on marketable securities	—	—	—	2,364	—	2,364
Net loss	—	—	—	—	(72,705)	(72,705)
Balances at September 30, 2024	69,614,587	$7	$1,492,347	$2,103	$(756,132)	$738,325

Balances at December 31, 2024	72,383,013	$7	$1,575,313	$948	$(826,156)	$750,112
Exercise of stock options	438,460	—	7,396	—	—	7,396
Common stock issued for vested restricted stock units	40,789	—	—	—	—	—
Issuance of common stock and accompanying pre-funded warrants in a follow-on offering, net of issuance costs	6,427,170	1	377,780	—	—	377,781
Issuance of common stock pursuant to ATM offering, net of issuance costs	380,488	—	10,361	—	—	10,361
Stock-based compensation expense	—	—	8,784	—	—	8,784
Net unrealized gain on marketable securities	—	—	—	137	—	137
Net loss	—	—	—	—	(70,725)	(70,725)
Balances at March 31, 2025	79,669,920	8	1,979,634	1,085	(896,881)	1,083,846
Exercise of stock options	160,301	—	3,062	—	—	3,062
Common stock issued for vested restricted stock units	69,787	—	—	—	—	—
Issuance of common stock pursuant to ESPP purchases	19,195	—	458	—	—	458
Stock-based compensation expense	—	—	9,055	—	—	9,055
Net unrealized (loss) on marketable securities	—	—	—	(97)		(97)
Net loss	—	—	—	—	(70,505)	(70,505)
Balances at June 30, 2025	79,919,203	8	1,992,209	988	(967,386)	1,025,819

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (continued)

(In thousands, except share amounts)

(Unaudited)

Exercise of stock options	177,573	—	3,285	—	—	3,285
Common stock issued for vested restricted stock units	52,442	—	—	—	—	—
Stock-based compensation expense	—	—	9,261	—	—	9,261
Net unrealized gain on marketable securities	—	—	—	838	—	838
Net loss	—	—	—	—	(81,566)	(81,566)
Balances at September 30, 2025	80,149,218	$8	$2,004,755	$1,826	$(1,048,952)	$957,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

Akero Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,796)	$(182,036)
Adjustments to reconcile net loss to net cash used in operating activities:		.
Stock-based compensation expense	27,100	22,522
Depreciation	—	3
Non-cash lease expense	203	188
Net amortization of premiums and discounts on marketable securities	(7,752)	(10,106)
Amortization of debt issuance costs and discount	543	433
Loss on extinguishment of loan payable	1,557	—
Fair value change in warrant liability	(194)	526
Unrealized foreign exchange gain and loss	—	67
Acquired in-process research and development expense	—	999
Changes in operating assets and liabilities:
Prepaid expenses and other assets	10,593	(19,495)
Accounts payable	11,379	18,118
Accrued expenses and other current liabilities	(3,500)	5,955
Operating lease liability	(214)	(191)
Net cash (used in) operating activities	(183,081)	(163,017)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term and long-term marketable securities	(732,473)	(436,316)
Proceeds from maturities of short-term marketable securities	386,411	312,335
Purchase of in-process research and development	—	(999)
Net cash (used in) investing activities	(346,062)	(124,980)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	13,742	4,903
Proceeds from the issuance of common stock pursuant to employee stock purchase plan purchases	458	324
Proceeds from the issuance of common stock and pre-funded warrants in a follow-on public offering	378,350	—
Proceeds from the issuance of common stock in a follow-on public offering	—	344,839
Proceeds from the issuance of common stock pursuant to the ATM offering	10,361	10,604
Proceeds from loan payable	—	10,000
Repayment of loan payable	(37,398)	—
Payment of debt and equity issuance costs	(576)	(815)
Net cash provided by financing activities	364,937	369,855
Net (decrease) increase in cash and cash equivalents	(164,206)	81,858
Cash and cash equivalents at the beginning of the period	340,238	234,207
Cash and cash equivalents at the end of the period	$176,032	$316,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$3,216	$2,948

NON-CASH INVESTING AND FINANCING INFORMATION:
Change in net unrealizable gain on marketable securities	$878	$1,833
Warrant liability costs reclassified to additional paid-in equity on vested warrants issued	$—	$431
Debt and equity issuance costs included in accounts payable and accrued expenses and other current liabilities	$—	$15

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

Agreement and Plan of Merger

On October 9, 2025, the Company announced it entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Novo and NN Invest Sub, Inc, a Delaware corporation and a direct or indirect wholly owned subsidiary of Novo (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Novo (see Note 14).

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Since its initial public offering (“IPO”) in June 2019, the Company has raised capital primarily through the sale of its common stock in follow-on public offerings, registered direct offerings and At-the-Market (“ATM”) offerings. The Company has incurred recurring losses since its inception, including net losses of $222,796 and $182,036 for the nine months ended September 30, 2025 and 2024, respectively, and net losses of $252,060 and $151,759 for the years ended December 31, 2024 and 2023, respectively. In addition, as of September 30, 2025, the Company had an accumulated deficit of $1,048,952. The Company expects to continue to generate operating losses for the foreseeable future. As of November 7, 2025, the issuance date of these condensed consolidated financial statements, the Company expects that its existing cash, cash equivalents, short-term and long-term marketable securities of $988,316 as of September 30, 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of these condensed consolidated financial statements. If the Merger is not consummated, the Company expects that it will require additional funding to complete the clinical development of EFX, commercialize EFX, if it receives regulatory approval, and pursue in-licenses or acquisitions of other product candidates.

If the Merger is not consummated and the Company is unable to obtain additional funding, the Company will be forced to delay, reduce or eliminate some or all of its research and development programs, product portfolio expansion or commercialization efforts, which could adversely affect its business prospects, or the Company may be unable to continue operations. Although management continues to pursue these plans, there is no assurance that the Company will be successful in obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all.

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

Unaudited interim financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with GAAP for interim financial reporting and as required by Regulation S-X, Rule 10-01. The unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term and long-term marketable securities. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash investments in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At September 30, 2025, all of the Company’s cash, cash equivalents, short-term and long-term investments were held at three accredited financial institutions.

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

The following is a summary of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Money market funds	$140,729	$140,729	—	—
U.S. Treasury securities	545,474	545,474	—	—
U.S. Government agency securities	54,774	—	54,774	—
Commercial paper	29,969	—	29,969	—
Corporate debt securities	202,033	—	202,033	—
Total assets	$972,979	$686,203	$286,776	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Money market funds	$314,092	$314,092	$—	$—
U.S. Treasury securities	248,885	248,885	—	—
U.S. Government agency securities	60,691	—	60,691	—
Commercial paper	34,544	—	34,544	—
Corporate debt securities	113,471	—	113,471	—
Total assets	$771,683	$562,977	$208,706	$—

Warrant liabilities	$194	$—	$—	$194
Total liabilities	$194	$—	$—	$194

Level 2 assets were valued by the Company using quoted prices in active markets for similar securities.

The carrying values of the Company’s prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities. During the nine months ended September 30, 2025 and the twelve months ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3.

The value of the Loan Payable approximated its fair value as of December 31, 2024 and was classified as a Level 3 liability as of that date. The Company estimated the fair value of the warrant liabilities as of December 31, 2024 using the Black-Scholes model based on key assumption and inputs (see Note 6). The Company utilized a probability assessment to estimate the likelihood of vesting for the remaining Loan Agreement warrants and allocated the probability of occurrence percentage to the fair value calculated.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

4. Short and long-term marketable securities

The following is a summary of short-term and long-term marketable securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$140,729	—	—	$—	$140,729
U.S. Treasury securities	544,143	1,342	(12)	—	545,473
U.S. Government agency securities	54,748	27	—	—	54,775
Commercial paper	29,969	1	—	—	29,970
Corporate debt securities	201,564	468	—	—	202,032
Total	$971,153	$1,838	$(12)	$—	$972,979

Cash equivalents					$160,695
Short-term marketable securities					561,794
Long-term marketable securities					250,490
Total					$972,979

	December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Credit losses	Fair value
Money market funds	$314,092	$—	$—	$—	$314,092
U.S. Treasury securities	248,202	738	(55)	—	248,885
U.S. Government agency securities	60,596	95	—	—	60,691
Commercial paper	34,500	45	(1)	—	34,544
Corporate debt securities	113,346	141	(16)	—	113,471
Total	$770,736	$1,019	$(72)	$—	$771,683

Cash equivalents					$314,092
Short-term marketable securities					402,840
Long-term marketable securities					54,751
Total					$771,683

The following table presents the contractual maturities of the Company’s short-term and long-term marketable securities as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Due within one year	$561,794	$402,840
Due after one year through two years	250,490	54,751
Total	$812,284	$457,591

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

5. Accrued expenses and other current liabilities

The following is a summary of accrued expenses and other current liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued external research and development expenses	$21,401	$28,925
Accrued employee compensation and benefits	4,976	1,171
Short-term lease liability and other	875	631
Total	$27,252	$30,727

6. Loan Payable and Warrant Liability

On June 15, 2022, the Company entered into the Loan Agreement with Hercules Capital, Inc. (“Hercules”), which was subsequently amended on June 7, 2023 and February 28, 2024, for an aggregate principal amount of $150,000 (“Term Loan”). Pursuant to the amended Loan Agreement, the Term Loan was available to the Company in five tranches, subject to certain terms and conditions.

Under the terms of the Loan Agreement, the Company received $10,000 upon closing, $15,000 was borrowed in March 2023 and an additional $10,000 was borrowed in connection with the second amendment on February 28, 2024 (the “Tranche I and Tranche II Commitments”). On September 23, 2025, the Company terminated the Term Loan and repaid the total $35,000 borrowings. The Company recorded a Loss on Extinguishment of Note Payable of $1,557 in connection with the repayment.

The Loan Agreement required the Company to issue warrants to Hercules to purchase shares of the Company’s common stock, par value $0.0001 per share (“common stock”). Warrants to purchase a total of 64,257 shares of common stock were issued to Hercules in connection with the borrowings under the Term Loan, which remain outstanding as of September 30, 2025 (see Note 7). The Company is not obligated to issue any additional warrants to Hercules.

7. Stockholder’s equity (deficit)

Common stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 150,000,000 shares of $0.0001 par value common stock. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. The holders of common stock, voting exclusively and as a separate class, have the exclusive right to vote for the election of directors of the Company. Common stockholders are entitled to receive dividends, as may be declared by the board of directors. Through September 30, 2025, no cash dividends had been declared or paid.

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

In January 2025, the Company sold 6,427,170 shares of the its common stock at a public offering price of $48.00 per share, and in lieu of common stock to certain investors, pre-funded warrants to purchase 1,958,247 shares of common stock at a public offering price of $47.9999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.0001 per share exercise price for each pre-funded warrant. The pre-funded warrants do not have an expiration date and are exercisable at any time. The pre-funded warrants are classified within stockholders' equity on the Company’s condensed consolidated balance sheet as of September 30, 2025. The Company received net proceeds of $378,350, after deducting underwriting discounts and commission of $24,150, but before deducting offering costs incurred by the Company of approximately $569. The Company may receive nominal proceeds, if any, from the exercise of the prefunded warrants. There were no pre-funded warrants exercised during the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, there were 80,149,218 and 72,383,013 shares of common stock issued and outstanding, respectively.

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following shares of common stock were reserved for issuance as follows:

	September 30, 2025	December 31, 2024
Options outstanding under the 2018 Stock Option and Grant Plan	387,036	577,089
Options outstanding under the 2019 Stock Option and Incentive Plan	6,963,148	6,983,360
Unvested restricted stock units outstanding under the 2019 Stock Option and Incentive Plan	725,304	715,306
Warrants to purchase common stock associated with Loan Agreement	64,257	64,257
Pre-funded warrants sold in a public offering in January 2025	1,958,247	—
Options available for future grant	4,094,979	1,938,688
Warrants available for future grant to Hercules	—	211,137
Common stock available for ATM program	9,092,586	9,473,074
2019 Employee Stock Purchase Plan	2,365,270	1,973,662
Total	25,650,827	21,936,573

Undesignated preferred stock

The Company’s fourth amended and restated certificate of incorporation authorizes the Company to issue up to 10,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There were no undesignated preferred shares issued or outstanding as of September 30, 2025.

Warrants Associated with Loan Agreement

In connection with the Loan Agreement with Hercules (see Note 6), the Company was obligated to issue warrants to purchase shares of the Company’s common stock. Warrants to purchase a total of 64,257 shares of common stock were issued to Hercules in connection with the borrowings under the Term Loan, which remain outstanding as of September 30, 2025. The Company recorded the warrants at their relative fair value of $227 as of the date of issuance in the shareholders equity category of the balance sheet. The Company is not obligated to issue any additional warrants to Hercules.

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

Stock option valuation

The assumptions that the Company used to determine the grant-date fair value of stock options granted to employees, directors and consultants as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Expected term (in years)	6.00	5.96	5.98	5.93
Expected volatility	92.24%	88.06%	90.02%	86.38%
Risk-free interest rate	3.91%	4.41%	4.26%	4.30%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Stock options

The following table summarizes the Company’s stock option activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number	Price per	Contractual	Value
	of Options	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	7,560,449	$24.38	7.53	$46,487
Options granted	599,525	$33.82
Options exercised	(776,334)	$17.70
Options cancelled	(33,456)	$38.33
Balance outstanding, September 30, 2025	7,350,184	$25.79	7.13	$160,294
Vested and expected to vest, September 30, 2025	7,350,184	$25.79	7.13	$160,294
Exercisable, September 30, 2025	4,668,824	$24.43	6.30	$108,182

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

The weighted average grant-date fair value per share of stock options granted during the three months ended September 30, 2025 and 2024 was $37.60 and $17.56, respectively. Additionally, the weighted average grant-date fair value per share of stock options granted during the nine months ended September 30, 2025 and 2024 was $25.80 and $16.54, respectively.

Restricted Stock Units

The 2019 Plan allows for the grants of Restricted Stock Units (“RSUs”). Generally, the RSUs are subject to a four-year vesting period, vesting in equal quarterly or semi-annual installments over the vesting period.

The following table summarizes the Company’s RSUs activity since December 31, 2024:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Grant Date	Remaining	Intrinsic
	Underlying	Fair Value per	Contractual	Value
	Shares	Share	Term (years)	(000’s)
Balance outstanding, December 31, 2024	715,306	$27.04	1.74	$19,900
Granted	178,211	$39.27
Vested	(163,018)	$28.23
Cancelled or forfeited	(5,195)	$24.95
Balance outstanding, September 30, 2025	725,304	$29.79	1.35	$34,437

The aggregate intrinsic value of RSUs is calculated based of the fair value of the Company’s common stock and the outstanding RSUs.

The weighted average grant-date fair value per share of RSUs granted during the three months ended September 30, 2025 and 2024 was $51.41 and $23.16, respectively. Additionally, the weighted average grant-date fair value per share of RSUs granted during the nine months ended September 30, 2025 and 2024 was $39.27 and $23.46, respectively.

Stock-based compensation

The following table summarizes the Company’s stock-based compensation expense during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Classified within research and development expense	$3,732	$2,903	$10,879	$8,487
Classified within general and administrative expense	5,529	4,565	16,221	14,035
Total	$9,261	$7,468	$27,100	$22,522

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

As of September 30, 2025, total unrecognized compensation cost related to unvested stock options and RSUs was $53,075 and $18,880, respectively. Compensation cost for these unvested stock options and RSUs is expected to be recognized over a weighted average period of 2.46 years and 2.45 years, respectively.

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

During the three and nine months ended September 30, 2025 and 2024, the Company did not record any research and development expense under the Amgen Agreement.

10. Income taxes

During the three and nine months ended September 30, 2025 and 2024, the Company did not record any income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each period

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

due to its uncertainty of realizing a benefit from those items. All of the Company’s operating losses since inception have been generated in the United States.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. The OBBBA introduces significant changes to U.S. income tax legislation, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others being implemented through 2027. The Company is currently evaluating the impact of the OBBBA on its financial statements and will continue to evaluate the full impact of these legislative changes as additional guidance becomes available; however, it does not anticipate any material change to its estimated annual effective tax rate in 2025.

11. Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025		2024
Numerator - Net loss	$(81,566)	$(72,705)		$(222,796)	$(182,036)
Denominator - Weighted average common shares outstanding, basic and diluted	82,008,267	69,442,136		80,807,705	65,982,798
Net loss per share, basic and diluted	$(0.99)	$(1.05)	$	$(2.76)	$(2.76)

The 1,958,247 pre-funded warrants issued in January 2025 and outstanding as of September 30, 2025 (see Note 7) were included in computing the weighted average common shares outstanding used in calculating basic and diluted net loss per share.

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

	Three and Nine Months Ended September 30,
	2025	2024
Options to purchase common stock	7,350,184	7,296,394
Unvested restricted stock units	725,304	536,717
Warrants to purchase common stock issued to Hercules	64,257	64,257
Warrants available for future grant to Hercules	—	211,137
Total	8,139,745	8,108,505

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

As of September 30, 2025, maturities of the Company’s operating lease liability was as follows:

2025	$87
2026	351
2027	208
Total future minimum lease payments	646
Less imputed interest	(41)
Present value of operating lease liabilities	$605

As of September 30, 2025, the total lease liability was $605, of which $289 was noncurrent and $316 was short-term and classified within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheet.

Research and manufacturing and other commitments

The Company has entered into agreements with contract research organizations and contract manufacturing organizations to provide services in connection with its nonclinical studies and clinical trials and to manufacture clinical development materials. As of September 30, 2025, the Company had non-cancelable purchase and other commitments under these agreements totaling $90,670.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not currently aware of any indemnification claims and has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025.

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

On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss, Lead Plaintiffs filed an Opposition on January 13, 2025, and Defendants filed a Reply on February 21, 2025. A hearing on Defendants’ motion to dismiss was held on April 15, 2025. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. On May 26, 2025, Lead Plaintiffs filed a second amended complaint. On June 16, 2025, Defendants moved to dismiss the second amended complaint and on August 15, 2025, the Court again dismissed the suit in its entirety, this time with prejudice. On September 12, 2025, Lead Plaintiffs filed a Notice of Appeal. Lead Plaintiffs' opening brief is due on December 5, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

The following table provides information related to the EFX operating segment based upon the Company’s net loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Direct third-party EFX expenses (1)	$70,213	$65,186	$192,068	$156,648
Indirect third-party EFX expenses (2)	3,599	3,012	11,880	10,615
Personnel and related expenses	7,163	6,037	20,943	17,613
Stock-based compensation	9,261	7,468	27,100	22,522
Non-operating income and expense:
Interest expense	1,092	1,246	3,418	3,468
Loss on Extinguishment of Loan Payable	1,557	—	1,557	—
Interest and other income, net	(11,319)	(10,244)	(34,170)	(28,830)
Net loss	$81,566	$72,705	$222,796	$182,036

Reconciliation of Net loss
Adjustments and reconciling items	—	—	—	—
Net loss	$81,566	$72,705	$222,796	$182,036

(1) Includes clinical research, contract manufacturing, technical consulting, product licensing and other expenses that are directly related to the development of EFX.

(2) Includes professional services, insurance and other expenses, both R&D and general and administrative, that indirectly support the development of EFX.

14. Subsequent event

In October 2025, the 1,958,247 pre-funded warrants outstanding as of September 30, 2025 (see Note 7) were exercised in exchange for 1,958,241 shares of common stock.

Agreement and Plan of Merger

On October 9, 2025, the Company entered into the Merger Agreement with Novo and Merger Sub, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Novo.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.0001 per share, of the Company (“Company common stock”) issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares (as defined in the Merger Agreement)) will automatically be cancelled and converted into the right to receive (i) cash in an amount equal to $54.00, without interest thereon and subject to any applicable tax withholdings and (ii) one contingent value right (a “CVR”) representing the right to receive $6.00 in cash, without interest and subject to any applicable tax withholdings, if a specified milestone is achieved, pursuant to the CVR Agreement (as defined in the Merger Agreement).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company having occurred since the date of the Merger Agreement that is continuing, the expiration or termination of any waiting periods under the Hart-Scott-Rodino

Akero Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share data)

Antitrust Improvements Act of 1976, as amended (the “HSR Act”) applicable to the Merger, the obtainment of any clearance or approval applicable to the Merger under the antitrust and foreign direct investment laws of other applicable foreign jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the outstanding Company common stock.

The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close around year end. Following completion of the Merger, the Company common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and Novo. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Novo a fee of $165,000. If the Merger Agreement is terminated under other specified circumstances, Novo will be required to pay the Company a fee of $185,000.

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

We were incorporated in January 2017 and have devoted substantially all of our efforts to organizing and staffing our company, business planning, raising capital, in-licensing rights to EFX, research and development activities for EFX, building our intellectual property portfolio, exploring pipeline expansion opportunities, and providing general and administrative support for these operations. Since our initial public offering (“IPO”) in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. We have incurred significant operating losses since inception. Our ability to generate product revenue as a standalone company in the event that the merger with Novo is not completed that is sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of EFX, if approved, and any future product candidates. Our net losses were $81.6 million and $72.7 million for the three months ended September 30, 2025 and 2024, respectively. Our net losses were $252.1 million and $151.8 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $1,049.0 million.

If the merger with Novo is not completed, we expect to continue to incur significant expenses for at least the next several years as we advance EFX through later-stage clinical development, develop additional product candidates and seek regulatory approval of any product candidates that complete clinical development. In addition, if we obtain marketing approval for any product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.

If the merger with Novo is not completed, we may also incur expenses in connection with the in-licensing or acquisition of additional product candidates. As a result, we would need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we could generate significant revenue from product sales, if ever, we would expect to finance our operations through the sale of equity, debt financings, or other capital sources, which may include collaborations with other companies or other strategic transactions. In that event, we may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If the merger with Novo is not completed and we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, reduce or eliminate the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability if the merger with Novo is not completed. In that event, even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of September 30, 2025, we had cash, cash equivalents, short-term and long-term marketable securities of $988.3 million.

Agreement and Plan of Merger

On October 9, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Novo and NN Invest Sub, Inc., a Delaware corporation and a direct or indirect wholly-owned subsidiary of Novo ("Merger

Sub"), providing for the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of Novo.

At the effective time of the Merger (the "Effective Time"), each share of Company common stock issued and outstanding immediately prior to the Effective Time (other than Excluded Shares and Dissenting Shares (as defined in the Merger Agreement)) will automatically be cancelled and converted into the right to receive (i) cash in an amount equal to $54.00, without interest thereon and subject to any applicable tax withholdings and (ii) one contingent value right (a "CVR") representing the right to receive $6.00 in cash, without interest and subject to any applicable tax withholdings, if a specified milestone is achieved, pursuant to the CVR Agreement (as defined in the Merger Agreement).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company having occurred since the date of the Merger Agreement that is continuing, the expiration or termination of any waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") applicable to the Merger, the obtainment of any clearance or approval applicable to the Merger under the antitrust and foreign direct investment laws of other applicable foreign jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the outstanding Company common stock.

The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close around year end. Following completion of the Merger, the Company common stock will no longer be publicly listed.

The Merger Agreement contains certain termination rights for the Company and Novo. If the Merger Agreement is terminated under certain specified circumstances, the Company will be required to pay Novo a fee of $165.0 million. If the Merger Agreement is terminated under other specified circumstances, Novo will be required to pay the Company a fee of $185.0 million.

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

Interest expense

Interest expense consists primarily of interest expense on our term loan with Hercules, which was repaid in full on September 23, 2025.

Other income

Other income consists primarily of interest income earned on our cash, cash equivalents and short- and long-term marketable securities.

Results of operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$78,883	$72,232	$6,651	9%
General and administrative	11,353	9,471	1,882	20%
Total operating expenses	90,236	81,703	8,533	10%
Loss from operations	(90,236)	(81,703)	(8,533)	10%
Interest expense	(1,092)	(1,246)	154	(12)%
Loss on Extinguishment of Loan Payable	(1,557)	—	(1,557)	n/a
Interest and other income, net	11,319	10,244	1,075	10%
Net loss	$(81,566)	$(72,705)	$(8,861)	12%

Research and development expenses

The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$70,213	$65,186	$5,027	8%
Personnel and other R&D related expenses	8,670	7,046	1,624	23%
Total research and development expenses	$78,883	$72,232	$6,651	9%

Research and development expenses were $78.9 million and $72.2 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $6.7 million. Direct costs for our EFX program increased $5.0 million, attributed primarily to a $5.5 million net increase in CRO expenses for our ongoing clinical trials. Expenses for our Phase 3 SYNCHRONY program increased $8.2 million as that program advanced, while expenses for our Phase 2b SYMMETRY and HARMONY clinical trials decreased $2.7 million as those trials were winding down. Personnel and other research and development related expenses increased $1.6 million, including a $0.9 million increase in wage and wage-related expenses resulting from increased staff and a $0.8 million increase in stock-based compensation. We expect that our research and development expenses will increase substantially in the near term and in the future, due to planned manufacturing and clinical development activities necessary to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $11.4 million and $9.5 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $1.9 million, attributable to a $0.2 million increase in wage and wage-related expenses, a $1.0 million increase in stock-based compensation and $0.7 million increase in legal and other third-party professional services.

Interest expense

Interest expense for the three months ended September 30, 2025 and 2024 was $1.1 million and $1.2 million, respectively, related to the Hercules term loan.

Loss on Extinguishment of Loan Payable

Loss on Extinguishment of Loan Payable for the three months ended September 30, 2025 was $1.6 million, related to the repayment in full of the Hercules term loan on September 23, 2025.

Interest and other income

Interest and other income, net were $11.3 million and $10.2 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $1.1 million, resulting primarily from investment earnings on the $402.5 million that we raised from a follow-on public offering in January 2025.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$217,704	$178,204	$39,500	22%
General and administrative	34,287	29,194	5,093	17%
Total operating expenses	251,991	207,398	44,593	22%
Loss from operations	(251,991)	(207,398)	(44,593)	22%
Interest expense	(3,418)	(3,468)	50	(1)%
Loss on Extinguishment of Loan Payable	(1,557)	—	(1,557)	n/a
Interest and other income, net	34,170	28,830	5,340	19%
Net loss	$(222,796)	$(182,036)	$(40,760)	22%

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Research and development expenses:
Direct EFX program expenses	$192,068	156,648	$35,420	23%
Personnel and other R&D related expenses	25,636	21,556	4,080	19%
Total research and development expenses	$217,704	$178,204	$39,500	22%

Research and development expenses were $217.7 million and $178.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $39.5 million. Direct costs for our EFX program increased $35.4 million, attributed primarily to a $11.4 million increase in CMO expenses to meet anticipated EFX product demand and a $23.6 million net increase in CRO expenses for our ongoing clinical trials. Expenses for our Phase 3 SYNCHRONY program increased $28.8 million as that program advanced, while expenses for our Phase 2b SYMMETRY and HARMONY clinical trials decreased $5.2 million as those trials were winding down. Personnel and other research and development related expenses increased $4.1 million, including a $2.6 million increase in wage and wage-related expenses resulting from increased staff and a $2.4 million increase in stock-based compensation and a $0.9 million decrease in other R&D related expenses. We expect that our research and development expenses will increase substantially in the near term and in the future, due to planned manufacturing and clinical development activities necessary to support the ongoing development of EFX.

General and administrative expenses

General and administrative expenses were $34.3 million and $29.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $5.1 million, attributable to a $0.7 million increase in wage and wage-related expenses, a $2.2 million increase in stock-based compensation and a $2.2 million increase in legal and other third-party professional services.

Interest expense

Interest expense for the nine months ended September 30, 2025 and 2024 was $3.4 million and $3.5 million, respectively, related to the Hercules term loan.

Loss on Extinguishment of Loan Payable

Loss on Extinguishment of Loan Payable for the nine months ended September 30, 2025 was $1.6 million, related to the repayment in full of the Hercules term loan on September 23, 2025.

Interest and other income

Interest and other income, net were $34.2 million and $28.9 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $5.3 million, resulting primarily from investment earnings on the $402.5 million that we raised from a follow-on public offering in January 2025.

Liquidity and capital resources

On October 9, 2025, the Company announced that the Company entered into the Merger Agreement with Novo and Merger Sub. In the Merger Agreement, we have agreed to various covenants, including, among others, agreements to conduct our business in the ordinary course consistent with past practice in all material respects during the period between the execution of the Merger Agreement and the Effective Time. Outside of certain limited exceptions, we may not take, authorize, or agree or commit to take, certain actions without Novo’s consent, including, but not limited to: (i) acquiring businesses and disposing significant assets; (ii) incurring capital expenditures above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness; and (v) repurchasing or paying dividends on ordinary shares. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements.

We have incurred significant operating losses from our inception through September 30, 2025. We have not yet commercialized any products and we do not expect to generate revenue from sales of products for several years, if at all, if the merger with Novo is not completed and we remain independent. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and At-the-Market, or ATM, offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering.

From our inception through September 30, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. As of September 30, 2025, we had cash, cash equivalents short and long-term marketable securities of $988.3 million. We have invested our cash resources primarily in liquid money market accounts, U.S Treasuries and agency securities, commercial paper and corporate debt securities.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Net cash (used in) operating activities	$(183,081)	$(163,017)
Net cash (used in) investing activities	(346,062)	(124,980)
Net cash provided by financing activities	364,937	369,855
Net (decrease) increase in cash and cash equivalents	$(164,206)	$81,858

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025 was $183.1 million, consisting of a net loss of $222.8 million offset by non-cash charges of $21.5 million, including $27.1 million of stock-based compensation expense, a $1.6 million loss on extinguishment of debt related to the term loan with Hercules and $7.8 million in amortization of premiums and discounts on our marketable equity securities, and changes in our operating assets and liabilities of $18.3 million. The changes in operating assets and liabilities were primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

Cash used in operating activities for the nine months ended September 30, 2024 was $163.0 million, consisting of a net loss of $182.0 million offset by non-cash charges of $14.6 million, including $22.5 million of stock-based compensation expense, and changes in our operating assets and liabilities of $4.4 million. The changes in operating assets and liabilities were primarily due to the timing of prepayments and payments to our CMOs and CROs for ongoing clinical trial and manufacturing activities.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2025 was $346.1 million, resulting from $732.5 million in purchases of short-term and long-term marketable securities offset by $386.4 million of short-term marketable securities which matured.

Cash used in investing activities for the nine months ended September 30, 2024 was $125.0 million, resulting mainly from $436.3 million in purchases of short-term and long-term marketable securities offset by $312.3 million of short- and long-term marketable securities which matured.

Cash flows from financing activities

Cash provided by financing activities for the nine months ended September 30, 2025 was $364.9 million, including primarily $378.4 million from a follow-on public offering of our common stock and pre-funded warrants in January 2025, $10.4 million from sales of our common stock under our ATM sales agreement, and $13.7 million in proceeds from the exercise of stock options, offset by $37.4 million for the repayment of the term loan to Hercules.

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

Funding requirements

Our future funding requirements will depend on the outcome of the proposed merger with Novo.

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

•
if and when the proposed Merger with Novo is consummated;
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

If the Merger is not consummated, we expect that we will require additional funding to complete the clinical development of EFX, commercialize EFX, if we receive regulatory approval, and pursue in-licenses or acquisitions of other product candidates. If we receive regulatory approval for EFX or other product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on whether we choose to commercialize EFX ourselves.

If the Merger is not consummated, until we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances, and marketing, distribution or licensing arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest may be materially diluted, and the terms of such securities could include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specified actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If the Merger is not consummated and we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce or eliminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual obligations and other commitments

On October 9, 2025, the Company entered into the Merger Agreement with Novo and Merger Sub. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, Novo will not be obligated to complete the Merger. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Novo a termination fee of $165.0 million.

During the nine months ended September 30, 2025, there were no material changes outside the ordinary course of business to our contractual obligations and commitments from those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Non-cancelable purchase and other arrangements increased to $90.7 million as of September 30, 2025, compared to $25.6 million as of December 31, 2024, which is primarily attributable to an increase in purchase obligations that support our clinical trial and product manufacturing activities.

Critical accounting policies and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024 which was filed with the Securities and Exchange Commission on February 28, 2025. There were no material changes to our critical accounting policies through September 30, 2025 from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent accounting pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term marketable securities of $988.3 million as of September 30, 2025, which consisted primarily of U.S. Treasury-backed securities, corporate debt securities, and money market funds.

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

Foreign Currency Risk

The majority of our transactions occur in U.S. dollars. However, we do have certain transactions that are denominated in currencies other than the U.S. dollar, primarily the Euro and British Pound, and we therefore are subject to foreign exchange risk. The fluctuation in the value of the U.S. dollar against other currencies affects the reported amounts of expenses, assets and liabilities primarily associated with a limited number of manufacturing activities. The effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our condensed consolidated financial statements for the nine months ended September 30, 2025 and 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Disclosure control and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. On April 26, 2024, a purported stockholder of the Company filed a lawsuit, captioned Klobus v. Akero Therapeutics, Inc., No. 3:24-cv-02534 (N.D. Cal.), in the U.S. District Court for the Northern District of California against the Company and three of its officers. The suit purports to be filed on behalf of a class of stockholders who purchased or otherwise acquired Company common stock between September 13, 2022, and October 9, 2023. The suit asserts claims under the Exchange Act for alleged misstatements and omissions regarding the Company’s Phase 2b SYMMETRY study. The complaint seeks damages in an unspecified amount. The court appointed lead plaintiffs and lead counsel on August 2, 2024. Lead Plaintiffs filed an amended complaint on September 24, 2024. On November 18, 2024, Defendants filed a motion to dismiss the amended complaint. On May 5, 2025, the Court issued an order dismissing the suit in its entirety, without prejudice. On May 26, 2025, Lead Plaintiffs filed a second amended complaint. On June 16, 2025, Defendants moved to dismiss the second amended complaint and on August 15, 2025, the Court again dismissed the suit in its entirety, this time with prejudice. On September 12, 2025, Lead Plaintiffs filed a Notice of Appeal. Lead Plaintiffs' opening brief is due on December 5, 2025. Due to the early stage of this matter, it is not possible to determine the probability or amount of potential related costs. The Company intends to vigorously defend against the lawsuit.

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

Risks Related to the Pending Transaction with Novo

We may not complete the pending transaction with Novo within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, and/or operations.

On October 9, 2025, we announced that we entered into the Merger Agreement with Novo and Merger Sub, providing for the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Novo.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal restraints preventing or otherwise making illegal the consummation of the Merger, no Material Adverse Effect with respect to the Company having occurred since the date of the Merger Agreement that is continuing, the expiration or termination of any waiting periods under the HSR Act applicable to the Merger, the obtainment of any clearance or approval applicable to the Merger under the antitrust and foreign direct investment laws of other applicable foreign jurisdictions, and the adoption of the Merger Agreement by holders of Company common stock representing at least a majority of the outstanding Company common stock. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our board of directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. As a result, we cannot assure you that the transaction with Novo will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of Company common stock may decline to the extent that current market prices of Company common stock reflect a market assumption that the transaction will be completed. We could be required to pay Novo a termination fee of $165.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, regulators, and other business partners. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The pendency of the transaction with Novo could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators, and other business partners. For example, vendors, collaborators, and other counterparties may defer decisions concerning working with us or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of Company common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course consistent with past practice in all material respects, and subjecting us to a variety of specified restrictions absent Novo’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents, and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Novo, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Novo a termination fee of $165.0 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, in connection with a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a “Superior Offer,” as defined in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of Company common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Novo.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed.

There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

The biotechnology industry is intensely competitive and subject to rapid and significant technological change. Our competitors include multinational pharmaceutical companies, specialized biotechnology companies and universities and other research institutions. We understand that a number of pharmaceutical companies, including AstraZeneca PLC/MedImmune LLC, Boehringer Ingelheim AG, Eisai, Inc., Eli Lilly and Company, GSK plc, Johnson & Johnson, Merck & Co., Inc., Novo Nordisk A/S, Pfizer Inc. and Roche Holding AG, as well as large and small biotechnology companies such as Aligos Therapeutics, Inc., Alnylam Pharmaceuticals, Inc., Altimmune, Inc., Amgen, Inc., Apollo Therapeutics, Arrowhead Pharmaceuticals, Inc., Cirius Therapeutics, Inc., Corcept Therapeutics, Inc., D&D Pharmatech, Inc., Eccogene Co., Ltd., 89bio, Galectin Therapeutics Inc., Galmed Pharmaceuticals, Ltd., Hanmi Pharmaceutical Company, Ltd., HighTide Therapeutics, Inc., Inventiva Pharma SA, Ionis Pharmaceuticals, Inc., Madrigal Pharmaceuticals, Inc., MediciNova, Inc., MetaVia, Inc., North Sea Pharmaceuticals, OrsoBio, Inc., Poxel SA, Regeneron Pharmaceuticals, Inc., Sagimet Biosciences, Inc., Sciwind Biosciences Co., Ltd., Tasly Biopharmaceuticals Co., Ltd., Terns Pharmaceuticals, Inc., Viking Therapeutics, Inc., Yichang HEC Changjiang Pharmaceutical Co., Ltd., Yuhan

Corp. and Zhejiang Doer Biologics Co. Ltd. are or may be pursuing the development or marketing of pharmaceuticals that target MASH or metabolic diseases associated with MASH. It is also probable that the number of companies seeking to develop products and therapies for the treatment of serious metabolic diseases, such as MASH, will increase. Many of our competitors have substantially greater financial, technical, human and other resources than we do and may be better equipped to develop, manufacture and market technologically superior products. In addition, many of these competitors have significantly greater experience than we have in undertaking nonclinical studies and human clinical trials of new pharmaceutical products and in obtaining regulatory approvals of human therapeutic products. Accordingly, our competitors may succeed in obtaining FDA approval for superior products. In addition, many competitors have greater name recognition and more extensive collaborative relationships. Smaller and earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies.

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

As of October 31, 2025, we had 74 full-time employees and one part-time employee. As we continue development and pursue the potential commercialization of EFX and other product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic collaborators, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidate and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drug candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In September 2025, Congress failed to enact a budget for the upcoming fiscal year, which resulted in a partial government shutdown that began on October 1, 2025, and remains in effect as of the date of this report. The current U.S. government shutdown impacts several regulatory agencies, such as the FDA and the SEC, which have furloughed critical government employees and stopped critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, the current and future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Financial Condition and Need for Additional Capital

We have incurred significant losses since our inception and we expect to incur losses for the foreseeable future.

We have no products approved for commercial sale and have not generated any revenue to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred significant losses in each period since our inception in January 2017. For the nine months ended September 30, 2025 and 2024, we reported net losses of $222.8 million and $182.0 million, respectively. For the years ended December 31, 2024 and 2023, we reported net losses of $252.1 million and $151.8 million, respectively. As of September 30, 2025, we had an accumulated deficit of $1,049.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidate. We anticipate that our expenses will increase substantially if, and as, we:

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

If the Merger is not consummated, we will require additional capital to finance our operations, which may not be available to us on acceptable terms, or at all. As a result, we may not complete the development and commercialization of our product candidate or develop any future product candidates.

As a research and development company, our operations have consumed substantial amounts of cash since inception. We expect our research and development expenses to increase substantially in connection with our ongoing activities, particularly as we advance EFX into later-stage clinical development.

As of September 30, 2025, we had $988.3 million of cash, cash equivalents and short-term and long-term marketable securities. Since our IPO in June 2019, we have raised capital primarily through the sale of our common stock in follow-on public offerings, registered direct offerings and ATM offerings. In January 2025, we raised gross proceeds of $402.5 million from a follow-on public offering of our common stock and pre-funded warrants and $10.6 million through the sale of common stock under an ATM offering. We also borrowed $35.0 million cumulatively under a Term Loan facility provided by Hercules, which has been repaid. From our inception through September 30, 2025, these and other funding sources have provided gross proceeds totaling $1,910.4 million. Any forecast of the period of time through which our financial resources will adequately support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. The assumptions underlying any estimate may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both short and long-term, will depend on many factors, including, but not limited to:

•
if and when the proposed Merger with Novo is consummated;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient revenue to finance our cash requirements, which we may never do, and if the Merger is not consummated, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements, and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we could be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for one or more of our current or any future product candidates at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If the Merger is not consummated and we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products or product candidates or one or more of our other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

Additionally, significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the U.S. imposed tariffs on imports from Canada and Mexico, the EU and China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, in jurisdictions where our third-party suppliers and manufacturers operate, could have a material adverse effect on our financial condition or results of operations.

On September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the U.S., such tariffs still apply to raw materials or other products necessary for the manufacture and formulation of our marketed products and product candidates, some of which are difficult to source, are provided by single-source unaffiliated third-party suppliers. In addition, we rely on certain third parties or our collaborators to perform filling, finishing, distribution, laboratory testing, and other services related to the manufacture of our marketed products and product candidates, and to supply various raw materials and other products. We would be unable to obtain these raw materials, other products, or services for an indeterminate period of time if any of these third parties were to cease or interrupt production or otherwise fail to supply these materials, products, or services to us for any reason, including due to regulatory requirements or actions (including recalls), adverse financial developments at or affecting the supplier, failure by the supplier to comply with cGMPs, contaminations, business interruptions, or labor shortages or disputes (in each case, including as a result of the armed conflict between Russia and Ukraine or public health outbreaks, epidemics, or pandemics or other geopolitical developments). Regional or single-source dependencies may in some cases accentuate these risks. For example, the pharmaceutical industry generally, and in some instances our Company or our collaborators or other third parties on which we rely, depend on China-based suppliers or service providers for certain raw materials, products and services, or other activities. Our ability or the ability of our collaborators or such other third parties to continue to engage these China-based suppliers or service providers for certain preclinical research programs and clinical development programs could be restricted due to geopolitical developments between the United States and China, including as a result of the escalation of tariffs or other trade restrictions or if the previously proposed federal legislation known as the BIOSECURE Act or a similar law were to be enacted. In any such circumstances, we may not be able to engage a backup or alternative supplier or service provider in a timely manner or at all. This, in turn, could materially and adversely affect our or our collaborators’ ability to manufacture or supply marketed products and product candidates or advance our or our collaborators’ preclinical research or clinical development programs, which could materially and adversely affect our business and future prospects.

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

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. For example, between January 1, 2024 and September 30, 2025, our stock price has ranged from $15.32 to $58.40. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction thereof, another state court or a federal district court located within the State of Delaware) will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our second amended and restated bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine (the “Delaware Forum Provision”). The Delaware Forum Provision will not apply to any causes of action arising under the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum Provision”). In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2025, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Form 10-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The following table describes contracts, instructions or written plans for the sale or purchase of our securities adopted by our directors and certain officers during the quarter ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date and Action Taken	Duration of Trading Arrangement	Aggregate Number of Securities to be Sold or Purchased

William White, Chief Financial Officer and Head of Corporate Development	Plan Adopted on August 12, 2025	182 Days	168,087
Scott Gangloff, Chief Technical Officer	Plan Adopted on August 21, 2025	182 Days	4,789
Catriona Yale, Chief Development Officer	Plan Adopted on August 26, 2025	217 Days	150,038
Patrick Lamy, Senior Vice President of Commercial Strategy	Plan Adopted on September 5, 2025	356 Days	36,204

Other than as disclosed above, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2025.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1

Agreement and Plan of Merger, dated as of October 9, 2025, by and among Akero Therapeutics, Inc., Novo Nordisk A/S and NN Invest Sub, Inc (incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 001-38944) filed on October 9, 2025)

3.1

Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 24, 2019)

3.2

Amended and Restated Bylaws of the Registrant and the amendments thereto (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on March 12, 2021)

3.3

Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on June 12, 2024)

3.4	Amendment to the Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K (File No. 001-38944) filed on October 9, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase documents

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

AKERO THERAPEUTICS, INC.

Date: November 7, 2025	By:	/s/ ANDREW CHENG
Andrew Cheng, M.D., Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	By:	/s/ WILLIAM WHITE
William White
Executive Vice President, Chief Financial Officer and Head of Corporate Development
(Principal Financial and Accounting Officer)